Form 10-Q
period 1995-06-30
IEA INCOME FUND VIII
filed 1995-08-11
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                         -------    -------

                         Commission file number 0-17942

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)


           California                                           94-3046886
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)               (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X    .  No           .
                                               ---------      ----------

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS


                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                          2

            Statements of Operations for the three and six months ended June 30, 1995 and 1994        3
            (unaudited)

            Statements of Cash Flows for the six months ended June 30, 1995 and 1994                  4
            (unaudited)

            Notes to Financial Statements (unaudited)                                                 5

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                7
            Operations


PART II - OTHER INFORMATION

  Item 6.   Exhibit and Reports on Form 8-K                                                           9


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                  June 30,       December 31,
                                                                    1995             1994
                                                                -----------      ------------
                  Assets
                  ------
Current assets:
   Cash, includes $177,815 at June 30, 1995 and $171,565
      at December 31, 1994 in interest-bearing accounts         $   182,973      $   181,017
   Short-term investments                                           716,681          565,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                               494,759          506,381
                                                                -----------      -----------

           Total current assets                                   1,394,413        1,252,398
                                                                -----------      -----------

Container rental equipment, at cost                              12,211,396       12,476,930
   Less accumulated depreciation                                  4,495,025        4,245,029
                                                                -----------      -----------
      Net container rental equipment                              7,716,371        8,231,901
                                                                -----------      -----------

                                                                $ 9,110,784      $ 9,484,299
                                                                ===========      ===========

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Due to general partner
      (notes 1 and 3)                                           $    12,152      $    12,154
                                                                -----------      -----------



           Total current liabilities                                 12,152           12,154
                                                                -----------      -----------

Due to general partner, net (note 3)                                   -               7,111
                                                                -----------      -----------

           Total liabilities                                         12,152           19,265
                                                                -----------      -----------

Partners' capital (deficit):
   General partner                                              $    (2,827)     $    (6,916)
   Limited partners                                               9,101,459        9,471,950
                                                                -----------      -----------

           Total partners' capital                                9,098,632        9,465,034
                                                                -----------      -----------

                                                                $ 9,110,784      $ 9,484,299
                                                                ===========      ===========




        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended              Six Months Ended
                                                   --------------------         -----------------------
                                                   June 30,    June 30,          June 30,     June 30,
                                                     1995        1994              1995         1994
                                                   --------    --------         ----------   ----------
Net lease revenue (note 4)                         $602,839    $625,504         $1,171,659   $1,154,482

Other operating expenses:
  Depreciation                                      176,910     181,786            355,787      364,065
  Other general and administrative expenses          16,404      14,951             27,374       22,193
                                                   --------    --------         ----------   ----------
                                                    193,314     196,737            383,161      386,258
                                                   --------    --------         ----------   ----------
    Earnings from operations                        409,525     428,767            788,498      768,224

Other income:
  Interest income                                    12,954       6,590             24,503       13,108
  Net gain on disposal of equipment                  12,853       6,378             29,590       32,721
                                                   --------    --------         ----------   ----------
                                                     25,807      12,968             54,093       45,829
                                                   --------    --------         ----------   ----------
    Net earnings                                   $435,332    $441,735         $  842,591    $ 814,053
                                                   ========    ========         ==========   ==========
Allocation of net earnings:

  General partner                                  $ 55,108    $ 59,622         $  111,556    $  95,094
  Limited partners                                  380,224     382,113            731,035      718,959
                                                   --------    --------         ----------   ----------
                                                   $435,332    $441,735         $  842,591    $ 814,053
                                                   ========    ========         ==========   ==========
Limited partners' per unit share of net earnings   $     18    $     17         $       34    $      33
                                                   ========    ========         ==========   ==========




        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                     Six Months Ended
                                                               ----------------------------
                                                                 June 30,         June 30,
                                                                   1995             1994
                                                               -----------      -----------
Net cash provided by operating activities                      $ 1,224,575      $ 1,089,952

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                 145,169           19,673
  Acquisition fees paid to general partner                          (7,114)          (9,914)
                                                               -----------      -----------

         Net cash provided by investing activities                 138,055            9,759
                                                               -----------      -----------

Cash flows used in financing activities:
  Distribution to partners                                      (1,208,993)      (1,330,826)
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents               153,637         (231,115)

Cash and cash equivalents at January 1                             746,017          981,400
                                                               -----------      -----------

Cash and cash equivalents at June 30                           $   899,654      $   750,285
                                                               ===========      ===========




        The accompanying notes are an integral part of these statements.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


(1)  Summary of Significant Accounting Policies

     (a)  Nature of Operations

          IEA Income Fund VIII, A California Limited Partnership (the "Partnership") was organized under the laws of the State of California on August 31, 1987 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

     (b)  Leasing Company and Leasing Agent Agreement

          Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

     (c)  Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

     (d)  Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.




                                                                     (Continued)

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:

                                                                 June 30,    December 31,
                                                                   1995          1994
                                                                 --------    ------------
           Lease receivables, net of doubtful accounts
              of $122,645 at June 30, 1995 and $109,915 at       $879,707      $855,929
              December 31, 1994
           Less:
           Direct operating payables and accrued expenses         186,734       114,443
           Damage protection reserve                              106,098       137,410
           Base management fees                                    83,097        82,030
           Reimbursed administrative expenses                       9,019        15,665
                                                                 --------      --------
                                                                 $494,759      $506,381
                                                                 ========      ========


(3)  Due to General Partner

     The amounts due to CCC at June 30, 1995 and December 31, 1994 consist of acquisition fees.


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1995 and 1994, were as follows:

                                                      Three Months Ended           Six Months Ended
                                                     --------------------      ------------------------
                                                     June 30,    June 30,       June 30,      June 30,
                                                       1995        1994           1995          1994
                                                     --------    --------      ----------    ----------
           Rental revenue                            $868,767    $842,121      $1,689,214    $1,588,106

           Rental equipment
             operating expenses                       162,996     112,678         311,499       228,837
           Base management fees                        57,126      60,864         115,126       105,549
           Reimbursed administrative expenses          45,806      43,075          90,930        99,238
                                                     --------    --------      ----------    ----------
                                                     $602,839    $625,504      $1,171,659    $1,154,482
                                                     ========    ========      ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

     The Registrant's cash balances at June 30, 1995 included sales proceeds from equipment disposals in the amount of $53,733. The Registrant will distribute these sales proceeds and $550,763 of cash from operations during the third quarter of 1995, representing distributions to its limited partners for the second quarter of 1995.

     Net lease receivables due from the Leasing Company decreased approximately $11,622 from December 31, 1994. Direct operating payables and accrued expense, a component of net lease receivables, were significant factors contributing to this decline. Direct operating payables and accrued expenses increased $72,291 as a result of a $34,347 increase in accrued operating expenses and a $37,944 increase in deferred revenue from advance billings to container lessees. The increase in direct operating payables and accrued expense was partially offset by a $31,312 reduction in the reserve for container repairs covered by the damage protection plan. During the first six-months of 1995, this reserve was impacted by the Registrant's declining fleet size and the number of containers covered under the plan.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1995 and the three and six-month periods ended June 30, 1994.

     During the three-month period ended June 30, 1995, the container leasing market remained consistent with market conditions that existed during the three-month period ended March 31, 1995. The Registrant continued to experience the ability to charge higher ancillary revenues, such as pick-up fees, and reduce incentives offered to ocean carriers. However, the Registrant remains cautious about any further improvement in market conditions during the remainder of 1995.

     The benefits of the improved market conditions experienced during the three and six-month periods ended June 30, 1995, as compared to the same periods in 1994, were partially offset by the effect of the Leasing Company's efforts to improve the credit quality of its customer portfolio. Accordingly, average per-diem rental rates moderately increased approximately 2% and 3% as compared to those experienced during the same three and six-month periods in 1994, while an increasing proportion of the lessees within its portfolio shifted to larger, high credit quality lessees. The Registrant expects to gain long term benefits from the improvement in the credit quality of its customers, as the allowance for doubtful accounts and related expenses should decline. The moderate increase in per-diem rental rates partially offset the effects of lower utilization and a smaller operating fleet.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1995 and 1994 were as follows:

                                                     Three Months Ended          Six Months Ended
                                                   ----------------------     ----------------------
                                                   June 30,      June 30,     June 30,      June 30,
                                                     1995          1994         1995          1994
                                                   --------      --------     --------      --------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))          6,970         7,178         7,024         7,182
         Average Utilization                           88%           90%           87%           89%

     Rental equipment operating expenses increased 45% and 36% during the three and six-month periods ended June 30, 1995, respectively, as compared to the same periods in the prior year. These increases were attributable to expenses typically associated with lower utilization rates, including repair and maintenance, storage and handling, as well as those costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal, container recovery expenses and the related provision for doubtful accounts.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K during the three-month period ended June 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IEA INCOME FUND VIII,
                                  A California Limited Partnership

                                  By     Cronos Capital Corp.
                                         The General Partner



                                  By     /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 10, 1995

                                 EXHIBIT INDEX



Exhibit
  No.                              Description
- -------                            -----------
  27                          Financial Data Schedule