Form 10-Q
period 1995-09-30
IEA INCOME FUND VIII
filed 1995-11-13
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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
                                        ---      ---

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                                PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   7

PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                         9


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                     September 30,        December 31,
                                                                         1995                 1994
                                                                     -------------        ------------
                      Assets
                      ------
Current assets:
   Cash, includes $243,737 at September 30, 1995 and $171,565
      at December 31, 1994 in interest-bearing accounts             $   244,192             $    181,017
   Short-term investments                                               590,000                  565,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                   464,761                  506,381
                                                                    -----------             ------------
           Total current assets                                       1,298,953                1,252,398
                                                                    -----------             ------------
Container rental equipment, at cost                                  12,140,750               12,476,930
   Less accumulated depreciation                                      4,641,705                4,245,029
                                                                    -----------             ------------
      Net container rental equipment                                  7,499,045                8,231,901
                                                                    -----------             ------------
                                                                    $ 8,797,998             $  9,484,299
                                                                    ===========             ============
         Liabilities and Partners' Capital
         ---------------------------------
Current liabilities
   Due to general partner
      (notes 1 and 3)
                                                                    $     7,952             $     12,154
                                                                    -----------             ------------
           Total current liabilities                                      7,952                   12,154
                                                                    -----------             ------------
Due to general partner, net (note 3)                                       --                      7,111
                                                                    -----------             ------------
           Total liabilities                                              7,952                   19,265
                                                                    -----------             ------------
Partners' capital (deficit):
   General partner                                                  $     1,197             $     (6,916)
   Limited partners                                                   8,788,849                9,471,950
                                                                    -----------             ------------
           Total partners' capital                                    8,790,046                9,465,034
                                                                    -----------             ------------
                                                                    $ 8,797,998             $  9,484,299
                                                                    ===========             ============

        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 Three Months Ended              Nine Months Ended
                                                           ------------------------------  -----------------------------
                                                           September 30,    September 30,  September 30,   September 30,
                                                               1995             1994           1995            1994
                                                           -------------    -------------  -------------   -------------
Net lease revenue (notes 4)                                  $514,655      $  531,109      $1,686,314      $1,685,591

Other operating expenses:
  Depreciation                                                175,579         181,364         531,366         545,429
  Other general and administrative expenses                     1,894          11,180          29,268          33,373
                                                             --------      ----------      ----------      ----------
                                                              177,473         192,544         560,634         578,802
                                                             --------      ----------      ----------      ----------

    Earnings from operations                                  337,182         338,565       1,125,680       1,106,789

Other income:
  Interest income                                              11,509           7,577          36,012          20,685
  Net gain on disposal of equipment                             8,415          32,041          38,005          64,762
                                                             --------      ----------      ----------      ----------
                                                               19,924          39,618          74,017          85,447
                                                             --------      ----------      ----------      ----------

    Net earnings                                             $357,106      $  378,183      $1,199,697      $1,192,236
                                                             ========      ==========      ==========      ==========
Allocation of net earnings:

  General partner                                            $ 65,220      $   58,036      $  176,776      $  153,130
  Limited partners                                            291,886         320,147       1,022,921       1,039,106
                                                             --------      ----------      ----------      ----------
                                                             $357,106      $  378,183      $1,199,697      $1,192,236
                                                             ========      ==========      ==========      ==========

Limited partners' per unit share of net earnings             $     14      $       15      $       48      $       48
                                                             ========      ==========      ==========      ==========











        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                   -------------------------------------
                                                                   September 30,           September 30,
                                                                       1995                    1994
                                                                   -------------           -------------
Net cash provided by operating activities                          $1,783,584             $ 1,573,524

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                    190,590                  60,336
  Acquisition fees paid to general partner                            (11,314)                (20,221)
                                                                   ----------             -----------
         Net cash provided by investing activities                    179,276                  40,115
                                                                   ----------             -----------
Cash flows used in financing activities:
  Distribution to partners                                         (1,874,685)             (1,898,008)
                                                                   ----------             -----------
Net increase (decrease) in cash and cash equivalents                   88,175                (284,369)

Cash and cash equivalents at January 1                                746,017                 981,400
                                                                   ----------             -----------
Cash and cash equivalents at September 30                          $  834,192             $   697,031
                                                                   ==========             ===========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


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

                                                                     (Continued)
                                        5

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

    (2)  Net Lease Receivables Due from Leasing Company


         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                        September 30,   December 31,
                                                                            1995           1994
                                                                        -------------   ------------
                  Lease receivables, net of doubtful accounts
                    of $126,868 at September 30, 1995 and $109,915
                    at December 31, 1994                                  $827,329        $855,929
                  Less:
                  Direct operating payables and accrued expenses           185,048         114,443
                  Damage protection reserve                                 85,190         137,410
                  Base management fees                                      80,150          82,030
                  Reimbursed administrative expenses                        12,180          15,665
                                                                          --------        --------
                                                                          $464,761        $506,381
                                                                          ========        ========


    (3)  Due to General Partner

         The amounts due to CCC at September 30, 1995 and December 31, 1994 consist of acquisition fees.


    (4)  Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:

                                                Three Months Ended                 Nine Months Ended
                                            ------------------------------    -----------------------------
                                            September 30,    September 30,    September 30,   September 30,
                                                 1995            1994             1995            1994
                                            -------------    -------------    -------------   -------------

     Rental revenue                          $  836,443      $  843,112        $2,525,657      $2,431,218

     Rental equipment operating expenses        215,497         196,825           526,996         425,662
     Base management fees                        55,495          64,648           170,621         170,197
     Reimbursed administrative expenses          50,796          50,530           141,726         149,768
                                             ----------      ----------        ----------      ----------
                                             $  514,655      $  531,109        $1,686,314      $1,685,591
                                             ==========      ==========        ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

   The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $67,166. The Registrant will distribute these sales proceeds and $523,897 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

   Net lease receivables due from the Leasing Company declined 8% from December 31, 1994. Contributing to this decline was a 62% increase in direct operating payables and accrued expenses, arising from an increase in deferred revenue from advance billings to container lessees. During the first nine months of 1995, the reserve for container repairs covered by the damage protection plan was impacted by a reduction in the number of containers covered under the plan, resulting in a 38% decline, partially offsetting the increase in direct operating payables and accrued expenses.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

   Net lease revenue for the third quarter of 1995 was $514,655, a decline of 3% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $836,443, as compared to $843,112 for the same period last year. For the first nine months of 1995, net lease revenue was $1,686,314, consistent with the first nine months of 1994. Gross rental revenue increased 4% to $2,525,657 over the same nine-month period.

     Gross rental revenue experience little change when compared with the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly lower fleet size and lower utilization rates. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

   The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:

                                                                 Three Months Ended                 Nine Months Ended
                                                           ------------------------------     ------------------------------
                                                           September 30,    September 30,     September 30,    September 30,
                                                               1995             1994              1995             1994
                                                           -------------    -------------     -------------    -------------
                 Average Fleet Size (measured in
                   twenty-foot equivalents (TEU))             6,933            7,155             6,996            7,173
                 Average Utilization                             88%              90%               87%              89%


During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

Rental equipment operating expenses increased 9% and 24% during the three and nine-month periods ended September 30, 1995, respectively, when compared to the same periods in the prior year. These increases were attributable to expenses typically associated with lower utilization rates, including repair and maintenance, storage and handling, as well as those costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal, container recovery expenses and the related provision for doubtful accounts.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Number           Description                 Method of Filing
            ------           -----------                 ----------------

              27        Financial Data Schedule      Filed with this Document

        (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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


                                    IEA INCOME FUND VIII,
                                    A California Limited Partnership

                                    By   Cronos Capital Corp.
                                         The General Partner




                                    By   /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
           No.                     Description
         -------                   -----------
           27                 Financial Data Schedule