Form 10-Q
period 1996-03-31
IEA INCOME FUND VIII
filed 1996-05-15
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                             12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,      December 31,
                                                                  1996            1995

                   Assets
                   ------
Current assets:

    Cash, includes $244,805 at March 31, 1996 and $151,831
       at December 31, 1995 in interest-bearing accounts       $   255,196     $   152,012
    Short-term investments                                         475,829         655,627
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                             436,186         425,492
                                                               -----------     -----------

           Total current assets                                  1,167,211       1,233,131
                                                               -----------     -----------

Container rental equipment, at cost                             12,011,539      12,088,535
    Less accumulated depreciation                                4,932,411       4,792,590
                                                               -----------     -----------
       Net container rental equipment                            7,079,128       7,295,945
                                                               -----------     -----------

                                                               $ 8,246,339     $ 8,529,076
                                                               ===========     ===========

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities:
    Due to general partner
       (notes 1 and 3)                                         $     1,080     $     7,111
                                                               -----------     -----------

Partners' capital:

    General partner                                                  1,857           3,171
    Limited partners                                             8,243,402       8,518,794
                                                               -----------     -----------

           Total partners' capital                               8,245,259       8,521,965
                                                               -----------     -----------

                                                               $ 8,246,339     $ 8,529,076
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended
                                                     ------------------
                                                    March 31,     March 31,
                                                      1996          1995
                                                      ----          ----


Net lease revenue (notes 1 and 4)                    $456,311     $568,820

Other operating expenses:
   Depreciation                                       174,777      178,877
   Other general and administrative expenses            6,518       10,970
                                                     --------     --------
                                                      181,295      189,847
                                                     --------     --------

     Earnings from operations                         275,016      378,973

Other income:

   Interest income                                      9,734       11,549
   Net gain on disposal of equipment                   36,324       16,737
                                                     --------     --------
                                                       46,058       28,286
                                                     --------     --------

     Net earnings                                    $321,074     $407,259
                                                     ========     ========

Allocation of net earnings:

   General partner                                   $ 52,419     $ 56,448
   Limited partners                                   268,655      350,811
                                                     --------     --------

                                                     $321,074     $407,259
                                                     ========     ========

Limited partners' per unit share of net earnings     $  12.50     $  16.32
                                                     ========     ========




        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Three Months Ended
                                                            ------------------
                                                           March 31,      March 31,
                                                             1996            1995
                                                             ----            ----


Net cash provided by operating activities                  $ 471,316      $ 618,440


Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment           55,881         83,911
   Acquisition fees paid to general partner                   (6,031)        (6,033)
                                                           ---------      ---------
                                                              49,850         77,878
                                                           ---------      ---------

Cash flows used in financing activities:
   Distribution to partners                                 (597,780)      (561,212)
                                                           ---------      ---------


Net increase (decrease) in cash and cash equivalents         (76,614)       135,106


Cash and cash equivalents at January 1                       807,639        746,017
                                                           ---------      ---------


Cash and cash equivalents at March 31                      $ 731,025      $ 881,123
                                                           =========      =========




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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.


                                                                     (Continued)

                              IEA INCOME FUND VIII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



      (d) Financial Statement Presentation - (Continued)

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

(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:


                                                              March 31,   December 31,
                                                                1996         1995
                                                                ----         ----

           Lease receivables, net of doubtful accounts
              of $145,982 at March 31, 1996 and $136,750
              at December 31, 1995                            $757,144     $773,483
           Less:
           Direct operating payables and accrued expenses      166,768      166,803
           Damage protection reserve                            78,286       92,138
           Base management fees                                 63,206       75,211
           Reimbursed administrative expenses                   12,698       13,839
                                                              --------     --------
                                                              $436,186     $425,492
                                                              ========     ========


(3) Due to General Partner

    The amounts due to CCC at March 31, 1996 and December 31, 1995 consist of acquisition fees.


                                                                     (Continued)

                              IEA INCOME FUND VIII,

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:


                                                   Three Months Ended
                                                   ------------------
                                                 March 31,     March 31,
                                                   1996          1995
                                                   ----          ----


          Rental revenue                          $737,442     $820,447

          Rental equipment operating expenses      189,957      148,503
          Base management fees                      49,439       58,000
          Reimbursed administrative expenses        41,735       45,124
                                                  --------     --------

                                                  $456,311     $568,820
                                                  ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      During the first quarter of 1996, the Registrant disposed of 27 containers as part of its ongoing operations, contributing to the changes in the Registrant's financial condition. At March 31, 1996, 93% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, and was comprised of the following:


                                                                    40-Foot
                                                20-Foot   40-Foot   High Cube
                                                -------   -------   ---------


          Containers on lease:
              Term leases                          136       211      10
              Master lease                       1,469     1,495     112
                                                 -----     -----     ---
                     Subtotal                    1,605     1,706     122
          Containers off lease                     474       528      20
                                                 -----     -----     ---
                 Total container fleet           2,079     2,234     142
                                                 =====     =====     ===





                                                                                         40-Foot
                                                   20-Foot            40-Foot           High Cube
                                                   -------            -------           ---------
                                                Units      %       Units      %       Units    %
                                                -----      -       -----      -       -----    -

          Total purchases                       2,244     100%     2,396     100%     150     100%
              Less disposals                      165       7%       162       7%       8       5%
                                                -----     ---      -----     ---      ---     ---

          Remaining fleet at March 31, 1996     2,079      93%     2,234      93%     142      95%
                                                =====     ===      =====     ===      ===     ===



      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. A slightly smaller fleet size and the related operating results also contributed to the increase in net lease receivables, as the damage protection reserve, reimbursed administrative expenses payable, and base management fees payable declined.

      During the first quarter of 1996, distributions from operations and sales proceeds amounted to $597,780, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $649,274 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger than usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 79% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three- month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $456,311, a decline of approximately 20% from the first quarter of 1995. Approximately 11% of the Registrant's net earnings for the three-month period ended March 31, 1996, were from gain on disposal of equipment, as compared to 4% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the quarter was $737,442, a decline of 10% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's lower utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:



                                                  Three Months Ended
                                                  ------------------
                                                   March 31,   March 31,
                                                     1996       1995
                                                     ----       ----

          Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))     6,856      7,055
          Average Utilization                           79%        87%



      The Registrant's aging and declining fleet size contributed to a 2% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 26% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 18% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits


 Exhibit
   No.                                    Description                                             Method of Filing
   ---                                    -----------                                             ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996



- --------------------

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

                                  IEA INCOME FUND VIII,

                                  A California Limited Partnership

                                  By     Cronos Capital Corp.
                                         The General Partner

                                  By      /s/ JOHN KALLAS
                                          -----------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.                                  Description                                               Method of Filing
   ---                                  -----------                                               ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document




- ------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)


** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)