Form 10-Q
period 1996-06-30
IEA INCOME FUND VIII
filed 1996-08-13
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________
     TO ____________


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
                                      -----    -----

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K                                                                            12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                  June 30,       December 31,
                                                                    1996              1995
                                                                -----------       -----------
                   Assets
                   ------
Current assets:
    Cash, includes $161,562 at June 30, 1996 and $151,831
       at December 31, 1995 in interest-bearing accounts        $   161,718       $   152,012
    Short-term investments                                          525,490           655,627
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                              479,088           425,492
                                                                -----------       -----------

           Total current assets                                   1,166,296         1,233,131
                                                                -----------       -----------

Container rental equipment, at cost                              11,773,836        12,088,535
    Less accumulated depreciation                                 5,001,861         4,792,590
                                                                -----------       -----------
       Net container rental equipment                             6,771,975         7,295,945
                                                                -----------       -----------
                                                                $ 7,938,271       $ 8,529,076
                                                                ===========       ===========

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities:
    Due to general partner
       (notes 1 and 3)                                          $      --         $     7,111
                                                                -----------       -----------

Partners' capital:
    General partner                                                   2,040             3,171
    Limited partners                                              7,936,231         8,518,794
                                                                -----------       -----------

           Total partners' capital                                7,938,271         8,521,965
                                                                -----------       -----------

                                                                $ 7,938,271       $ 8,529,076
                                                                ===========       ===========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended               Six Months Ended
                                                       ---------------------------       ---------------------------
                                                        June 30,         June 30,         June 30,         June 30,
                                                          1996             1995             1996             1995
                                                       ----------       ----------       ----------       ----------

Net lease revenue (notes 1 and 4)                      $  384,773       $  602,839       $  841,084       $1,171,659
Other operating expenses:
     Depreciation                                         171,575          176,910          346,352          355,787
     Other general and administrative expenses              7,058           16,404           13,576           27,374
                                                       ----------       ----------       ----------       ----------
                                                          178,633          193,314          359,928          383,161
                                                       ----------       ----------       ----------       ----------
         Earnings from operations                         206,140          409,525          481,156          788,498

Other income:
     Interest income                                        9,910           12,954           19,644           24,503
     Net gain on disposal of equipment                      7,574           12,853           43,898           29,590
                                                       ----------       ----------       ----------       ----------
                                                           17,484           25,807           63,542           54,093
                                                       ----------       ----------       ----------       ----------
         Net earnings                                  $  223,624       $  435,332       $  544,698       $  842,591
                                                       ==========       ==========       ==========       ==========
Allocation of net earnings:
     General partner                                   $   47,199       $   55,108       $   99,618       $  111,556
     Limited partners                                     176,425          380,224          445,080          731,035
                                                       ----------       ----------       ----------       ----------
                                                       $  223,624       $  435,332       $  544,698       $  824,591
                                                       ==========       ==========       ==========       ==========
Limited partners' per unit share of net earnings       $     8.21       $    17.69       $    20.71       $    34.01
                                                       ==========       ==========       ==========       ==========



        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     Six Months Ended
                                                              ------------------------------
                                                               June 30,           June 30,
                                                                 1996               1995
                                                              -----------        -----------

Net cash provided by operating activities                     $   928,364        $ 1,224,575

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment              86,710            145,169
     Acquisition fees paid to general partner                      (7,112)            (7,114)
                                                              -----------        -----------

              Net cash provided by investing activities            79,598            138,055
                                                              -----------        -----------

Cash flows used in financing activities:
     Distribution to partners                                  (1,128,393)        (1,208,993)
                                                              -----------        -----------

Net increase (decrease) in cash and cash equivalents             (120,431)           153,637

Cash and cash equivalents at January 1                            807,639            746,017
                                                              -----------        -----------

Cash and cash equivalents at June 30                          $   687,208        $   899,654
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                        June 30,     December 31,
                                                          1996           1995
                                                        --------       --------

Lease receivables, net of doubtful accounts
     of $170,030 at June 30, 1996 and $136,750 at
     December 31, 1995                                  $775,370       $773,483

Less:
Direct operating payables and accrued expenses           170,036        166,803
Damage protection reserve                                 54,447         92,138
Base management fees                                      59,940         75,211
Reimbursed administrative expenses                        11,859         13,839
                                                        --------       --------
                                                        $479,088       $425,492
                                                        ========       ========

(3)  Due to General Partner

     The amount due to CCC at December 31, 1995 consists of acquisition fees.



                                                                     (Continued)

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995, was as follows:

                                                       Three Months Ended                Six Months Ended
                                                  ---------------------------       ---------------------------
                                                   June 30,          June 30,        June 30,          June 30,
                                                     1996             1995             1996             1995
                                                  ----------       ----------       ----------       ----------

        Rental revenue                            $  676,623       $  868,767       $1,414,065       $1,689,214

        Rental equipment operating expenses          208,834          162,996          398,791          311,499
        Base management fees                          44,486           57,126           93,925          115,126
        Reimbursed administrative expenses            38,530           45,806           80,265           90,930
                                                  ----------       ----------       ----------       ----------
                                                  $  384,773       $  602,839       $  841,084       $1,171,659
                                                  ==========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

     During the first six months of 1996, the Registrant disposed of 123 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At June 30, 1996, 91% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, comprised as follows:

                                                                          40-Foot
                                           20-Foot        40-Foot        High-Cube
                                           -------        -------        ---------
        Containers on lease:
             Term leases                      130            188             10
             Master lease                   1,406          1,428            104
                                            -----          -----          -----
                 Subtotal                   1,536          1,616            114
        Containers off lease                  527            543             23
                                            -----          -----          -----
             Total container fleet          2,063          2,159            137
                                            =====          =====          =====

                                                                                               40-Foot
                                                   20-Foot               40-Foot              High-Cube
                                               --------------        --------------        --------------
                                               Units      %          Units      %          Units      %
                                               -----    -----        -----    -----        -----    -----
        Total purchases                        2,244      100%       2,396      100%         150      100%
             Less disposals                      181        8%         237       10%          13        9%
                                               -----    -----        -----    -----        -----    -----

        Remaining fleet at June 30, 1996       2,063       92%       2,159       90%         137       91%
                                               =====    =====        =====    =====        =====    =====


     Net lease receivables at June 30, 1996 increased when compared to the December 31, 1995 balance, as cash collections of outstanding lease receivables slowed. The decline in fleet size and its operating performance also contributed to the increase in net lease receivables, as reimbursed administrative expenses payable, base management and incentive fees payable declined.

     During the second quarter of 1996, distributions from operations and sales proceeds amounted to $530,613, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $597,780 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. Additional container disposals should contribute to lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 78% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

     Net lease revenue for the three and six-month periods ended June 30, 1996 was $384,773, and $841,084, respectively, a decline of 36% and 28% from the same three and six-month periods in the prior year, respectively. Approximately 3% and 8% of the Registrant's net earnings for the three and six-month periods ended June 30, 1996, respectively, were from gain on disposal of equipment, as compared to 3% and 4% for the same three and six-month periods in the prior year, respectively. As the Registrant disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

     Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $676,623, and $1,414,065, respectively, reflecting a decline of 22% and 16% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:


                                                      Three Months Ended         Six Months Ended
                                                    ---------------------     ---------------------
                                                    June 30,     June 30,     June 30,     June 30,
                                                      1996         1995         1996         1995
                                                    --------     --------     --------     --------

        Average Fleet Size (measured in
            twenty-foot equivalent units (TEU))       6,746        6,970        6,801        7,024
        Average Utilization                              76%          88%          78%          87%


     The Registrant's declining fleet size contributed to a 3% decline in depreciation expense in each of the three and six-month periods ended June 30, 1996, respectively, when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 31% and 28% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 19% and 18% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's diminishing fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit
         No.                              Description                                        Method of Filing
       -------                            -----------                                        ----------------


        3(a)       Limited Partnership Agreement of the Registrant, amended and              *
                   restated as of October 13, 1987

        3(b)       Certificate of Limited Partnership of the Registrant                      **

        27         Financial Data Schedule                                                   Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996











- ----------------

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



                                    IEA INCOME FUND VIII,
                                    A California Limited Partnership

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By    /s/ JOHN KALLAS
                                         ----------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 13, 1996

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










- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)