Form 10-Q
period 1996-09-30
IEA INCOME FUND VIII
filed 1996-11-12
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                             4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                            10


PART II - OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K                                                                                    12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                     September 30,     December 31,
                                                                         1996              1995
                                                                     -------------     -------------
                   Assets
Current assets:
    Cash, includes $202,814 at September 30, 1996 and $151,831
       at December 31, 1995 in interest-bearing accounts             $   203,220       $   152,012
    Short-term investments                                               601,741           655,627
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                   354,926           425,492
                                                                     -----------       -----------

           Total current assets                                        1,159,887         1,233,131
                                                                     -----------       -----------

Container rental equipment, at cost                                   11,639,919        12,088,535
    Less accumulated depreciation                                      5,111,441         4,792,590
                                                                     -----------       -----------
       Net container rental equipment                                  6,528,478         7,295,945
                                                                     -----------       -----------

                                                                     $ 7,688,365       $ 8,529,076
                                                                     ===========       ===========

      Liabilities and Partners' Capital

Current liabilities:
    Due to general partner
       (notes 1 and 3)                                               $      --         $     7,111
                                                                     -----------       -----------

Partners' capital:
    General partner                                                        3,660             3,171
    Limited partners                                                   7,684,705         8,518,794
                                                                     -----------       -----------

           Total partners' capital                                     7,688,365         8,521,965
                                                                     -----------       -----------

                                                                     $ 7,688,365       $ 8,529,076
                                                                     ===========       ===========

        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months Ended            Nine Months Ended
                                                      ---------------------------   -----------------------------
                                                      September 30,  September 30,  September 30,    September 30,
                                                          1996           1995           1996             1995
                                                      -------------  -------------  -------------   -------------
Net lease revenue (notes 1 and 4)                      $365,037       $514,655       $1,206,121       $1,686,314
Other operating expenses:
   Depreciation                                         168,894        175,579          515,246          531,366
   Other general and administrative expenses              8,988          1,894           22,564           29,268
                                                       --------       --------       ----------       ----------
                                                        177,882        177,473          537,810          560,634
                                                       --------       --------       ----------       ----------
     Earnings from operations                           187,155        337,182          668,311        1,125,680
Other income:
   Interest income                                       10,541         11,509           30,185           36,012
   Net gain on disposal of equipment                     35,248          8,415           79,146           38,005
                                                       --------       --------       ----------       ----------
                                                         45,789         19,924          109,331           74,017
                                                       --------       --------       ----------       ----------
     Net earnings                                      $232,944       $357,106       $  777,642       $1,199,697
                                                       ========       ========       ==========       ==========
Allocation of net earnings:
   General partner                                     $ 41,172       $ 65,220       $  140,790       $  176,776
   Limited partners                                     191,772        291,886          636,852        1,022,921
                                                       --------       --------       ----------       ----------
                                                       $232,944       $357,106       $  777,642       $1,199,697
                                                       ========       ========       ==========       ==========
Limited partners' per unit share of net earnings       $   8.92       $  13.58       $    29.63       $    47.59
                                                       ========       ========       ==========       ==========


        The accompanying notes are an integral part of these statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                            --------------------------------
                                                            September 30,      September 30,
                                                                 1996               1995
                                                            -------------      -------------
Net cash provided by operating activities                    $ 1,273,569        $ 1,783,584

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment              342,108            190,590
   Acquisition fees paid to general partner                       (7,112)           (11,314)
                                                             -----------        -----------

         Net cash provided by investing activities               334,996            179,276
                                                             -----------        -----------

Cash flows used in financing activities:
   Distribution to partners                                   (1,611,243)        (1,874,685)
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents              (2,678)            88,175

Cash and cash equivalents at January 1                           807,639            746,017
                                                             -----------        -----------

Cash and cash equivalents at September 30                    $   804,961        $   834,192
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


   (2)        Net Lease Receivables Due from Leasing Company

              Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                           September 30,   December 31,
                                                               1996           1995
                                                           -------------   ------------
Lease receivables, net of doubtful accounts
     of $157,795 at September 30, 1996 and $136,750 at
     December 31, 1995                                       $624,651       $773,483
Less:
Direct operating payables and accrued expenses                164,438        166,803
Damage protection reserve                                      40,389         92,138
Base management fees                                           53,561         75,211
Reimbursed administrative expenses                             11,337         13,839
                                                             --------       --------
                                                             $354,926       $425,492
                                                             ========       ========


(3)   Due to General Partner

      The amount due to CCC at December 31, 1995 consists of acquisition fees.



                                                                     (Continued)

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


  (4)         Net Lease Revenue

              Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                             Three Months Ended                Nine Months Ended
                                       ------------------------------    ------------------------------
                                        September 30,   September 30,    September 30,    September 30,
                                            1996             1995           1996              1995
                                       -------------    ------------     ------------     -----------
Rental revenue                            $633,244       $  836,443       $2,047,309       $2,525,657

Rental equipment operating expenses        185,615          215,497          584,406          526,996
Base management fees                        43,667           55,495          137,592          170,621
Reimbursed administrative expenses          38,925           50,796          119,190          141,726
                                          --------       ----------       ----------       ----------
                                          $365,037       $  514,655       $1,206,121       $1,686,314
                                          ========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      During the first nine months of 1996, the Registrant disposed of 181 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At September 30, 1996, 90% of the original equipment remained in the Registrant's fleet, as compared to 94% at December 31, 1995, comprised as follows:

                                                        40-Foot
                                20-Foot     40-Foot    High-Cube
                                -------     -------    ---------
Containers on lease:
     Term leases                   130         212        11
     Master lease                1,332       1,377       107
                                 -----       -----       ---
         Subtotal                1,462       1,589       118
Containers off lease               574         540        18
                                 -----       -----       ---
     Total container fleet       2,036       2,129       136
                                 =====       =====       ===


                                                                                             40-Foot
                                                20-Foot                40-Foot              High-Cube
                                            ----------------      -----------------     -----------------
                                            Units        %         Units        %        Units       %
Total purchases                             2,244       100%       2,396       100%       150       100%
     Less disposals                           208         9%         267        11%        14         9%
                                            -----       ---        -----       ---        ---       ---
Remaining fleet at September 30, 1996       2,036        91%       2,129        89%       136        91%
                                            =====       ===        =====       ===        ===       ===

      Net lease receivables at September 30, 1996, declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables, a reduction in the Registrant's average fleet size, and its related operating performance. The reduction in fleet size and its related operating performance also contributed to a decline in direct operating payables, damage protection reserve, reimbursed administrative expenses payable, and base management fees payable.

      During the third quarter of 1996, distributions from operations and sales proceeds amounted to $482,850, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents a decline from the $530,613 distributed during the second quarter of 1996, reflecting distributions for the first quarter of 1996. Additional container disposals should contribute to lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's utilization rate has declined from an average of 87% at December 31, 1995 to 74% at September 30, 1996. Additionally, during the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $365,037, and $1,206,121, respectively, a decline of 29% and 28% from the same three and nine-month periods in the prior year, respectively. Approximately 15% and 10% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1996, respectively, were from gain on disposal of equipment, as compared to 2% and 3% for the same three and nine-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal will contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $633,244, and $2,047,309, respectively, reflecting a decline of 24% and 19% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 7% and 3%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                              Three Months Ended            Nine Months Ended
                                          ---------------------------- -----------------------------
                                          September 30,  September 30,  September 30,  September 30,
                                              1996           1995          1996             1995
                                          ------------   ------------  --------------  -------------
Average Fleet Size (measured in
    twenty-foot equivalent units (TEU))       6,598         6,933         6,733           6,996
Average Utilization                              76%           88%           77%             87%


      The Registrant's declining fleet size contributed to a 4% and 3% decline in depreciation expense when compared to the same three and nine-month periods ended September 30, 1996, respectively. Rental equipment operating expenses were 29% of the Registrant's gross lease revenue in each of the three and nine-month periods ended September 30, 1996, respectively, as compared to 26% and 21% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. A reduction in the Registrant's average fleet size and its related operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
   No.                             Description                                 Method of Filing
--------                         ---------------                               ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996








-----------------

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



                                     IEA INCOME FUND VIII,
                                     A California Limited Partnership

                                     By Cronos Capital Corp.
                                        The General Partner



                                     By /s/ JOHN KALLAS
                                        --------------------------------------
                                        John Kallas
                                        Vice President,  Treasurer
                                        Principal Financial & Accounting Officer



Date:  November 11, 1996

Exhibit
   No.                             Description                                 Method of Filing
--------                         ---------------                               ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document






---------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)