Form 10-K
period 1996-12-31
IEA INCOME FUND VIII
filed 1997-06-16
CIK 821097

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1996
                                       OR

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
               Title of each class                     which registered
               -------------------                     ----------------
                 Not Applicable
               -------------------                 -------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
            --------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

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

                                          Certificate of IEA Income Fund VIII, A California Limited Partnership, filed as Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

PART II
Item 9 -   Changes in and Dis-            Current Report on Form 8-K of IEA Income Fund VIII, A California Limited Partnership
           agreements with                filed February 7, 1997 and April 14, 1997, respectively, and Amendment No. 1 to
           Accountants on                 Current Report on Form 8-K filed February 26, 1997.
           Accounting and
           Financial Disclosure

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

   The Registrant raised $10,746,600 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

                                                                    Percentage of
                                                        Amount     Gross Proceeds
                                                      -----------  --------------
Gross Subscription Proceeds                           $10,746,600         100.0%

Public Offering Expenses:
   Underwriting Commissions                           $ 1,074,650          10.0%
   Offering and Organization Expenses                 $   386,635           3.6%
                                                      -----------   -----------
   Total Public Offering Expenses                     $ 1,461,285          13.6%
                                                      -----------   -----------

Net Proceeds                                          $ 9,285,315          86.4%

Acquisition Fees                                      $    91,234           0.8%

Working Capital Reserve                               $    70,671           0.7%
                                                      -----------   -----------

Gross Proceeds Invested in Equipment                  $ 9,123,410          84.9%
                                                      ===========   ===========

   The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. Cronos Holdings/Investments (U.S.), Inc. is a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

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

   Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 87% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 6% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

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

   The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270 thousand TEU in 1969 to 10 million TEU in 1996, and according to industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

   The rapid growth of containerization began with the standardization of equipment sizes by international agreement in the late 1960's. Initially confined to the highly competitive trade routes among the industrialized nations, containerization expanded into substantially all free-world trade routes by the early 1970's.

   Throughout the decade of the 1970's, conversion from break bulk shipping methods to containers gained momentum in an environment of generally robust growth in world trade (except during the 1975-76 world-wide recession). Both shipping lines and container leasing companies responded to this growing market demand with major container purchases, while container manufacturers substantially boosted production capacity.

   During the early and mid-1980's, the container industry encountered alternating periods of slow trade growth, creating excess container capacity, followed by periods of economic recovery. From the late 1980s to 1991, the container industry generally experienced a balance in supply and demand for equipment. In 1992, companies embarked on ambitious container production programs encouraged by positive economic forecasts and the profitability of the industry in previous years. This produced an oversupply of containers as some of the major world economies slipped into recession and ocean carriers and leasing companies built up large container inventories. During 1993, container purchasing declined, generally helping to reduce the oversupply of containers.

   During 1994 and 1995, the world's major industrialized nations emerged from a global economic recession. Consequently, excess equipment inventories that had resulted from the sluggish growth in world trade during 1992 and 1993, as well as increased production capacity, were absorbed. Since 1995, the container industry's fleet grew from a size of approximately nine million TEU to approximately ten million TEU, equivalent to a growth of almost 11%, representing one of the industry's largest fleet expansions to date. The primary factor driving demand during 1995 and 1996 has been the steady introduction of new containership tonnage, which grew at a rate comparable to the container industry's fleet. However, the growth in the container industry's fleet, as well as containership tonnage, outpaced increases in worldwide containerized trade, estimated to be approximately 8%-10% during 1995 and 6-7% during 1996. As a result, a general surplus capacity arose, in both containership tonnage and containers, contributing to the current recession that has impacted the container leasing industry. Additionally, during 1995 and 1996, container prices steadily declined to levels not seen in a decade, resulting in ocean carriers purchasing boxes for their own account, further reducing the demand for leased containers and since mid-1995, contributing to a decline in container utilization and per-diem rental rates throughout the container leasing industry.

   The Registrant believes that growth of containerization will continue in subsequent years for the following reasons:

   o Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

   o Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

   o Shippers continue to demand transportation of cargo by containers rather than break-bulk;

   o Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

   o Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

   The container leasing industry has been a significant contributor to the growth of containerization, and, in 1996, had an approximately 46% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

   o Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

   o Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

   o Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop-off containers at various locations around the world.

   Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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

   Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

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

   Of the 2,019 twenty-foot, 2,098 forty-foot and 136 forty-foot high-cube dry cargo containers owned by the Registrant as of December 31, 1996, 1,390 twenty-foot (or 69% thereof), 1,490 forty-foot (or 71% thereof) and 108 forty-foot high-cube dry cargo containers (or 79% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:

                                                                      Number of
                                                                     Containers
                                                                     ----------
      20-Foot Dry Cargo Containers:
         Term Leases                                                       116
         Master Leases                                                   1,274

      40-Foot Dry Cargo Containers:
         Term Leases                                                       218
         Master Leases                                                   1,272

      40-Foot High-Cube Dry Cargo Containers:
         Term Leases                                                        11
         Master Leases                                                      97

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

   The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 16 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

   The Leasing Company also maintains agency relationships with over 40 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

   In addition, the Leasing Company relies on the services of over 350 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

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

   (c)(1)(vii) For the fiscal year ended December 31, 1996, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1996, the ten largest leasing companies (including the Leasing Company) represented 93% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 47% of the worldwide leased container fleet at the end of 1996. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

   (c)(1)(xi)  Inapplicable.

   (c)(1)(xii)  Inapplicable.

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 4 officers, 5 other managers and 18 clerical and staff personnel.

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

   Rental income from leases to foreign customers exceeded 90% of the Registrant's total rental income for the years 1996, 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Registrant's leases generally require all payments to be made in United States currency.

Item 2.    Properties

   As of December 31, 1996, the Registrant owned 2,019 twenty-foot, 2,098 forty-foot and 136 forty-foot high-cube marine dry cargo containers suitable for transporting cargo by rail, sea or highway. The average useful life and manufacturers' invoice cost of the Registrant's containers as of December 31, 1996 was as follows:

                                          Estimated
                                         Useful Life   Average Age    Average Cost
                                         -----------   -----------    ------------
20-Foot Dry Cargo Containers             10-15 years    7 years         $  2,538
40-Foot Dry Cargo Containers             10-15 years    9 years         $  2,780
40-Foot High-Cube Dry Cargo Containers   10-15 years    9 years         $  4,211

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

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1996, utilization averaged 76%.

   During 1995, the Registrant disposed of 66 twenty-foot, 156 forty-foot and 7 forty-foot high-cube marine dry cargo containers at an average book gain of $478 per container.

Item 3.    Legal Proceedings

   As reported by the Registrant in its Current Report on Form 8-K, filed with the SEC on February 7, 1997, as amended February 26, 1997, on February 3, 1997, Arthur Andersen, London, England, resigned as auditors of the Holding Company (The Cronos Group). In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996. In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the SEC.

   Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. CCC does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable at this time to predict the outcome of the SEC's private investigation of the Holding Company.


Item 4.    Submission of Matters to a Vote of Security Holders

   Inapplicable.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

   (a) Market Information

   (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

   (a)(1)(ii)  Inapplicable.

   (a)(1)(iii)  Inapplicable.

   (a)(1)(iv)  Inapplicable.

   (a)(1)(v)  Inapplicable.

   (a)(2)  Inapplicable.

   (b) Holders

                                                        Number of Unit Holders
   (b)(1)  Title of Class                              as of December 31, 1996
           --------------                              -----------------------
           Units of limited partnership
              interests                                           1,248

   (c) Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6.    Selected Financial Data

                                                          Year Ended December 31,
                                  -----------------------------------------------------------------------
                                      1996           1995           1994           1993           1992
                                  -----------    -----------    -----------    -----------    -----------
Net lease revenue                 $ 1,510,499    $ 2,192,896    $ 2,181,200    $ 2,470,770    $ 2,893,651
Net earnings                      $   948,437    $ 1,580,890    $ 1,489,343    $ 1,745,967    $ 2,112,007
Net earnings per unit of
  limited partnership interest    $     35.68    $     62.53    $     60.24    $     74.95    $     92.19

Cash distributions per unit of
  limited partnership interest    $     94.37    $    106.88    $    105.00    $    118.75    $    107.50
At year-end:
Total assets                      $ 7,262,126    $ 8,529,076    $ 9,484,299    $10,482,674    $11,450,343
Long-term obligations             $        --    $        --    $     7,111    $    19,265    $    47,764
Partners' capital                 $ 7,262,126    $ 8,521,965    $ 9,465,034    $10,434,911    $11,371,355

----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

   At December 31, 1996, the Registrant had $669,932 in cash and cash equivalents, a decrease of $137,707 and $76,085 from the December 31, 1995 and 1994 balances, respectively. Contributing to the decline in cash was a slightly smaller fleet size, as well as a decline in operating results.

   The Registrant's primary objective is to generate cash from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately .7% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital.

      Cash distributions from operations were originally allocated 5% to the general partners and 95% to the limited partners. Distributions of sales proceeds are allocated 100% to the limited partners. In 1994, pursuant to
Section 6.1(b) and (c) of the Partnership Agreement, the allocations of distributions from operations among the general partners and limited partners were adjusted to 10% and 90%, respectively, pursuant to Section 3.5 of the Partnership Agreement. The allocation of distributions of cash from sales proceeds among the general partners and limited partners remained unchanged. This sharing arrangement will remain in place until the limited partners receive aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 20% to the general partners and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distribution from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

   From inception through February 28, 1997, the Registrant has distributed $16,138,546 in cash from operations and $940,326 in cash from sales proceeds to its limited partners. This represents total distributions of $17,078,872, or approximately 159% of the Registrant's original limited partners' investment. Distributions to the partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Additional container disposals, combined with current leasing market conditions, may contribute to lower operating results and consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

   Indicative of the cyclical nature of the container leasing business, the container lease market has followed a general downward trend since mid-1995. This downturn can be attributed to a fall in growth of containerized export trade from key markets in Asia and the impact resulting from a build-up of surplus containers at former high-demand locations. Leasing companies purchased record amounts of containers in 1994 and 1995, while purchasing a smaller number than ocean carriers and transport companies in 1996. During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account. This situation has characterized the latest industry downturn. These leasing market conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

Results of Operations

1996 - 1995

   A fall in growth of containerized export trade from key Asian markets contributed to the container leasing market's downward trend during 1996. Also contributing to the sluggish container leasing market conditions were declining container prices, favorable interest rates and an abundance of available capital which resulted in ocean carriers and transport companies purchasing a larger share of containers for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. In order to counter these market conditions, the Leasing Company implemented various marketing strategies during 1996, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities, including the leasing of containers for local storage.

   As the leasing industry's equipment moved into surplus, ocean carriers and transport companies became increasingly selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment three to five years of age. Such criteria currently serves as a barrier to older equipment being taken on-hire, including those within the Registrant's fleet and contributed to the decline in the Registrant's results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers and is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Accordingly, net lease revenue declined by approximately 31%, when compared to 1995. The Registrant expects net lease revenue to decline in subsequent periods as it continues to dispose of its remaining fleet and current container leasing market conditions continue.

   During 1996, utilization averaged 76%, as compared to 87% in the prior year, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 6,971 TEU in 1995, to 6,679 TEU in 1996. These declines, combined with a 4% reduction in average per-diem rental rates, contributed to a 20% decline in gross rental revenue. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased due to higher storage and handling costs associated with lower equipment utilization and increased repositioning costs.

   At December 31, 1996, 89% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                                        40-Foot
                                              20-Foot      40-Foot     High-Cube
                                             ---------    ---------    ---------
Containers on lease:
   Term leases                                     116          218           11
   Master lease                                  1,274        1,272           97
                                             ---------    ---------    ---------
      Subtotal                                   1,390        1,490          108
Containers off lease                               629          608           28
                                             ---------    ---------    ---------
   Total container fleet                         2,019        2,098          136
                                             =========    =========    =========

                                                                    40-Foot
                              20-Foot            40-Foot           High-Cube
                          ---------------    ---------------    ---------------
                          Units       %      Units      %       Units      %
                          ------   ------    ------   ------    ------   ------
Total purchases            2,244      100%    2,396      100%      150      100%
   Less disposals            225       10%      298       12%       14        9%
                          ------   ------    ------   ------    ------   ------
Remaining fleet at
December 31, 1996          2,019       90%    2,098       88%      136       91%
                          ======   ======    ======   ======    ======   ======


   The Registrant disposed of 66 twenty-foot, 156 forty-foot and 7 forty-foot high-cube marine dry cargo containers during 1996, as compared to 103 twenty-foot, 51 forty-foot and three forty-foot high-cube marine dry cargo containers during 1995. As a result, approximately 12% of the Registrant's net earnings for 1996 were from gain on disposal of equipment, as compared to 5% for 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals. As the Registrant continues to dispose of its containers in subsequent periods, net gain on disposals should contribute significantly to the Registrant's net earnings.

   The Registrant's declining fleet size contributed to a 3% decline in depreciation expense during 1996. A reduction in the Registrant's average fleet size and its related operating performance, contributed to a decline in base management fees of $45,293, or approximately 20% during 1996.

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

   The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner of the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

   The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

   The Registrant does not, at this time, have sufficient information to respond to the concerns raised by Arthur Andersen with respect to its 1996 audit of the Parent Company or the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or the General Partner's and Leasing Company's ability to manage the Registrant's business and fleet in subsequent periods. However, the Managing General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

   Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the past two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's two most recent fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

1995 - 1994

   In 1995, the Registrant's operations were impacted by its declining fleet size, increasingly competitive market conditions, including, but not limited to, the container leasing market's resistance to higher per-diem rental rates, an expanding supply of containers within the container industry, as well as increased efficiencies in the shipping industry.

   Utilization rates declined slightly from an average of 89% during 1994, to an average of 87% during 1995, while the Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 7,154 TEU in 1994, to 6,971 TEU in 1995. However, gross lease revenues, a component of net lease revenue, increased from $3,267,529 in 1994, to $3,321,393 in 1995. Contributing to this increase was a rise in per-diem rental rates of approximately 1% from 1994 levels, which partially offset the effects of the declining fleet size and lower utilization rates. Ancillary revenue increased approximately 47% from 1994 levels contributing to the increase in gross rental revenue. Ancillary revenue contributed approximately 14% and 10% to the Registrant's total gross rental revenue in 1995 and 1994, respectively, and was comprised of pick-up, drop-off, handling and off-hire charges, as well as lease incentives such as drop-off and pick-up credits. Rental equipment operating expenses, when measured as a percentage of rental revenue, increased slightly due to higher storage and handling costs associated with lower equipment utilization.

   At December 31, 1995, 94% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                                     40-Foot
                                       20-Foot        40-Foot       High-Cube
                                      ---------      ---------      ---------
Containers on lease:
   Term leases                              131            228             10
   Master lease                           1,560          1,618            124
                                      ---------      ---------      ---------
      Subtotal                            1,691          1,846            134
Containers off lease                        394            408              9
                                      ---------      ---------      ---------
   Total container fleet                  2,085          2,254            143
                                      =========      =========      =========

                                                                    40-Foot
                              20-Foot           40-Foot            High-Cube
                          ------   ------    ------   ------    ------   ------
                          Units       %      Units      %       Units       %
                          ------   ------    ------   ------    ------   ------
Total purchases            2,244      100%    2,396      100%      150      100%
   Less disposals            159        7%      142        6%        7        5%
                          ------   ------    ------   ------    ------   ------
Remaining fleet at
December 31, 1995          2,085       93%    2,254       94%      143       95%
                          ======   ======    ======   ======    ======   ======

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

Cautionary Statement

   This Annual Report on Form 10-K contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.


Item 8.    Financial Statements and Supplementary Data

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Income Fund VIII,
A California Limited Partnership:

We have audited the accompanying balance sheet of IEA Income Fund VIII, A California Limited Partnership, as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund VIII, A California Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1, for the year ended December 31, 1996, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                Moore Stephens, P.C.
                                                Certified Public Accountants


New York, New York,
  June 6, 1997

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
IEA Income Fund VIII,
A California Limited Partnership:

We have audited the accompanying balance sheet of IEA Income Fund VIII, A California Limited Partnership as of December 31, 1995, and the related statements of operations, partners' capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IEA Income Fund VIII, A California Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                Arthur Andersen LLP


San Francisco, California,
  March 15, 1996

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                             Assets                                        1996           1995
                                                                       ------------   ------------
Current assets:
   Cash and cash equivalents, includes $669,671 in 1996
     and $807,458 in 1995 in interest-bearing accounts (note 2)        $    669,932   $    807,639
   Net lease receivables due from Leasing Company
     (notes 1 and 3)                                                        283,701        425,492
                                                                       ------------   ------------

        Total current assets                                                953,633      1,233,131
                                                                       ------------   ------------

Container rental equipment, at cost                                      11,525,846     12,088,535
   Less accumulated depreciation                                          5,217,353      4,792,590
                                                                       ------------   ------------
     Net container rental equipment                                       6,308,493      7,295,945
                                                                       ------------   ------------

                                                                       $  7,262,126   $  8,529,076
                                                                       ============   ============

Liabilities and Partners' Capital

Current liabilities:
   Due to general partner
     (notes 1 and 4)                                                   $         --   $      7,111
                                                                       ------------   ------------

        Total current liabilities                                                --          7,111
                                                                       ------------   ------------

        Total liabilities                                                        --          7,111
                                                                       ------------   ------------

Partners' capital:
   General partner                                                            4,943          3,171
   Limited partners (note 8)                                              7,257,183      8,518,794
                                                                       ------------   ------------

        Total partners' capital                                           7,262,126      8,521,965
                                                                       ------------   ------------

                                                                       $  7,262,126   $  8,529,076
                                                                       ============   ============


    The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                         A CALIFORNIA LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                       1996           1995           1994
                                                   ------------   ------------   ------------
Net lease revenue (note 6)                         $  1,510,499   $  2,192,896   $  2,181,200

Other operating expenses:
   Depreciation (note 1)                                682,352        706,143        725,956
   Other general and administrative expenses             27,493         34,155         41,535
                                                   ------------   ------------   ------------
                                                        709,845        740,298        767,491
                                                   ------------   ------------   ------------

        Earnings from operations                        800,654      1,452,598      1,413,709

Other income:
   Interest income                                       38,399         47,700         28,248
   Net gain on disposal of equipment                    109,384         80,592         47,386
                                                   ------------   ------------   ------------
                                                        147,783        128,292         75,634
                                                   ------------   ------------   ------------

        Net earnings                               $    948,437   $  1,580,890   $  1,489,343
                                                   ============   ============   ============

Allocation of net earnings:

   General partner                                 $    181,627   $    236,960   $    194,629
   Limited partners                                     766,810      1,343,930      1,294,714
                                                   ------------   ------------   ------------

                                                   $    948,437   $  1,580,890   $  1,489,343
                                                   ============   ============   ============

Limited partners' per unit share of net earnings   $      35.68   $      62.53   $      60.24
                                                   ============   ============   ============


    The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         Limited
                                         Partners         General
                                         (Note 8)         Partner              Total
                                      -------------    -------------      -------------
Balances at December 31, 1993         $  10,434,024    $         887      $  10,434,911

Net earnings                              1,294,714          194,629          1,489,343

Cash distributions                       (2,256,788)        (202,432)        (2,459,220)
                                      -------------    -------------      -------------

Balances at December 31, 1994             9,471,950           (6,916)         9,465,034

Net earnings                              1,343,930          236,960          1,580,890

Cash distributions                       (2,297,086)        (226,873)        (2,523,959)
                                      -------------    -------------      -------------

Balances at December 31, 1995             8,518,794            3,171          8,521,965

Net earnings                                766,810          181,627            948,437

Cash distributions                       (2,028,421)        (179,855)        (2,208,276)
                                      -------------    -------------      -------------

Balances at December 31, 1996         $   7,257,183    $       4,943      $   7,262,126
                                      =============    =============      =============


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                1996           1995           1994
                                                            -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                             $   948,437    $ 1,580,890    $ 1,489,343
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation                                             682,352        706,143        725,956
       Net gain on disposal of equipment                       (109,384)       (80,592)       (47,386)
       Decrease (increase) in net lease receivables
         due from Leasing Company                               127,112        200,705        (42,879)
                                                            -----------    -----------    -----------

         Total adjustments                                      700,080        826,256        635,691
                                                            -----------    -----------    -----------

         Net cash provided by operating activities            1,648,517      2,407,146      2,125,034
                                                            -----------    -----------    -----------

Cash flows from (used in) investing activities:
   Proceeds from sale of container rental equipment             429,164        190,590        127,301
   Acquisition fees paid to general partner                      (7,112)       (12,155)       (28,498)
                                                            -----------    -----------    -----------

         Net cash provided by investing activities              422,052        178,435         98,803
                                                            -----------    -----------    -----------

Cash flows used in financing activities:
   Distributions to partners                                 (2,208,276)    (2,523,959)    (2,459,220)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents           (137,707)        61,622       (235,383)

Cash and cash equivalents at beginning at year                  807,639        746,017        981,400
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year                    $   669,932    $   807,639    $   746,017
                                                            ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                         A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1996, 1995 AND 1994


(1) Summary of Significant Accounting Policies

    (a) Nature of Operations

        IEA Income Fund VIII, A California Limited Partnership (the "Partnership") was organized under the laws of the State of California on August 31, 1987 for the purpose of owning and leasing marine cargo containers. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. The Partnership shall continue until December 31, 2008, unless sooner terminated upon the occurrence of certain events.

        The Partnership commenced operations on January 6, 1988, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 40,000 units of limited partnership interest at $500 per unit, or $20,000,000. The offering terminated on August 31, 1988, at which time 21,493 limited partnership units had been purchased.

        As of December 31, 1996, the Partnership operated 2,019 twenty-foot, 2,098 forty-foot and 136 forty-foot high-cube marine dry cargo containers.

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

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


    (c) Basis of Accounting

        The Partnership utilizes the accrual method of accounting. Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses and management fees due in respect of the containers specified in each operating lease agreement.

        The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        These allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 80% to the limited partners and 20% to the general partner. Cash distributions from operations to the general partners in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

    (e) Acquisition Fees

        Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in five equal annual installments commencing in the year of purchase.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


    (f) Container Rental Equipment

        In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Partnership adopted SFAS No. 121 during 1996. In accordance with SFAS 121, container rental equipment is carried at the lower of the container rental equipment's original equipment cost, including capitalized acquisition fees, or the estimated recoverable value of such equipment. There were no reductions to the carrying value of container rental equipment during 1996.

        Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

    (g) Income Taxes

        The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting.

    (h) Foreign Operations

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

    (i) Financial Statement Presentation

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

(2) Cash and Cash Equivalents

    Cash equivalents include highly liquid investments with a maturity of three months or less on their acquisition date. Accordingly, cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short term debt instruments and limits the amount of credit exposure to any one commercial issuer.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


(3) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1996 and December 31, 1995 were as follows:

                                                       December 31,  December 31,
                                                           1996          1995
                                                       -----------   -----------
Lease receivables, net of doubtful accounts
   of $137,194 in 1996 and $136,750 in 1995            $   621,759   $   773,483
Less:
Direct operating payables and accrued expenses             170,099       166,803
Damage protection reserve (note 5)                         104,457        92,138
Base management fees                                        52,702        75,211
Reimbursed administrative expenses                          10,800        13,839
                                                       -----------   -----------
                                                       $   283,701   $   425,492
                                                       ===========   ===========

(4) Due to General Partner

    The amount due to CCC at December 31, 1995, consists of acquisition fees.

(5) Damage Protection Plan

    The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 3). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.


(6) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1996, 1995 and 1994, was as follows:

                                                 1996         1995         1994
                                              ----------   ----------   ----------
Rental revenue (note 10)                      $2,662,865   $3,321,393   $3,267,529
Less:
Rental equipment operating expenses              822,851      720,743      655,052
Base management fees (note 7)                    179,550      224,843      238,411
Reimbursed administrative expenses (note 7)      149,965      182,911      192,866
                                              ----------   ----------   ----------
                                              $1,510,499   $2,192,896   $2,181,200
                                              ==========   ==========   ==========

                              IEA INCOME FUND VIII,
                       A CALIFORNIA LIMITED PARTNERSHIP

                        NOTES TO FINANCIAL STATEMENTS


(7) Compensation to General Partner

    Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.4 of the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.5 of the Partnership Agreement. The following compensation was paid or will be paid by the Partnership to CCC:

                                                1996       1995       1994
                                              --------   --------   --------
    Base management fees                      $179,550   $224,843   $238,411
    Reimbursed administrative expenses         149,965    182,911    192,866
                                              --------   --------   --------
                                              $329,515   $407,754   $431,277
                                              ========   ========   ========

(8) Limited Partners' Capital

    Cash distributions made to the limited partners during 1996, 1995 and 1994 included distributions of proceeds from equipment sales in the amount of $409,715, $255,231 and $80,600, respectively. This distribution, as well as cash distributed from operations, are used in determining "Adjusted Capital Contributions" as defined by the Partnership Agreement.

    The limited partners' per unit share of capital at December 31, 1996, 1995 and 1994 was $338, $396 and $441 , respectively. This is calculated by dividing the limited partners' capital at the end of the year by the total number of limited partnership units, 21,493.

(9) Income Taxes

    The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                     1996          1995          1994
                                                                 -----------   -----------   -----------
    Net earnings per statement of operations                     $   948,437   $ 1,580,890   $ 1,489,343
    Depreciation for income tax purposes less than
       depreciation for financial statement purposes                 281,500       176,597       184,884
    Gain on disposition of assets for tax purposes in excess
       of gain on disposition for financial statement purposes       297,854       209,176       114,786
    Bad debt expense for tax purposes less than
        bad debt expense for financial statement purposes                444        26,837        32,915
                                                                 -----------   -----------   -----------
    Net earnings for federal tax purposes                        $ 1,528,235   $ 1,993,500   $ 1,821,928
                                                                 ===========   ===========   ===========

    At December 31, 1996, the tax basis of total partners' capital was $2,767,468.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


(10) Major Lessees

     No single lessee contributed more than 10% of the rental revenue earned during 1996, 1995 and 1994. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The operating lease agreements generally require all payments to be made in United States currency. The Partnership's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

(11) Subsequent Events

     As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group (the "Holding Company") on February 3, 1997.

     The Cronos Group is the indirect corporate parent of CCC. In its letter of resignation to The Cronos Group, Arthur Andersen states that it resigned as auditors of The Cronos Group and all other entities affiliated with The Cronos Group. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Partnership. In its letter of resignation, Arthur Andersen states that it was unable to obtain adequate information in response to inquiries it had made in connection with its audit of the Holding Company for the year ended December 31, 1996.

     The Partnership does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Partnership or the Leasing Company's ability to manage the Partnership's fleet in subsequent periods. However, CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Partnership.

     Arthur Andersen's report on the financial statements of CCC and the Partnership, for the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Partnership's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Partnership retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its current report on Form 8-K, filed April 14, 1997.

     In connection with its resignation, Arthur Andersen also prepared a report pursuant to the provisions of Section 10A(b)(2) of the Securities Exchange Act of 1934, as amended, for filing by the Holding Company with the Securities and Exchange Commission (the "SEC"). Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Holding Company for the purpose of investigating the matters discussed in such report and related matters. The Partnership does not believe that the focus of the SEC's investigation is upon the Partnership or CCC. CCC is unable to predict the outcome of the SEC's private investigation of the Holding Company.

                                                                      Schedule 1

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.5
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                  1996          1995          1994
                                              -----------   -----------   -----------
Salaries                                      $    71,555   $    93,050   $    90,329
Other payroll related expenses                     12,383        14,335        25,358
General and administrative expenses                66,027        75,526        77,179
                                              -----------   -----------   -----------

   Total reimbursed administrative expenses   $   149,965   $   182,911   $   192,866
                                              ===========   ===========   ===========



                   See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The Registrant's discussion regarding the resignation of its certifying accountant is included in the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 7, 1997 and Amendment No. 1 to the Registrant's Report on Form 8-K, dated February 3, 1997 and filed February 26, 1997, incorporated herein by reference.

   The Registrant retained a new auditor, Moore Stephens, P.C., on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at June 4, 1997, are as follows:

        Name                                   Office
---------------------      ------------------------------------------------
Dennis J. Tietz            President, Chief Executive Officer, and Director
John P. McDonald           Vice President/Sales
Elinor Wexler              Vice President/Administration and Secretary
John Kallas                Vice President/Treasurer, Principal Finance and
                           Accounting Officer
Laurence P. Sargent        Director
Stefan M. Palatin          Director

   DENNIS J. TIETZ Mr. Tietz, 44, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 35, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   ELINOR A. WEXLER Ms. Wexler, 48, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN KALLAS Mr. Kallas, 34, was elected Vice President/Treasurer, Principal Finance and Accounting Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.

   Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

   LAURENCE P. SARGENT Mr. Sargent, 67, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

   Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

   STEFAN M. PALATIN Mr. Palatin, 43, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

   Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

   The key management personnel of the Leasing Company at June 4, 1997, were as follows:

        Name                                  Title
---------------------      ---------------------------------------------
Steve Brocato              President
Peter J. Younger           Vice President/Chief Financial Officer
John M. Foy                Vice President/Americas
Nico Sciacovelli           Vice President/Europe, Middle East and Africa
Harris H. T. Ho            Vice President/Asia Pacific
David Heather              Vice President/Technical Services
John C. Kirby              Vice President/Operations
J. Gordon Steel            Vice President/Tank Container Division

   STEVE BROCATO Mr. Brocato, 44, was elected President of the Leasing Company's container division in June 1997, replacing Mr. Nigel J. Stribley, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was regional manager for Trans Ocean leasing Ltd.

   PETER J. YOUNGER Mr. Younger, 40, was elected Chief Financial Officer of The Cronos Group in March, 1997, replacing Mr. A. Darrell Ponniah, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

   JOHN M. FOY Mr. Foy, 51, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 47, was elected Vice President - Europe, Middle East and Africa in June 1997, replacing Mr. Geoffrey Mornard. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   HARRIS H. T. HO Mr. Ho, 39, was elected Vice President - Asia Pacific in June 1997, replacing Mr. Danny Wong. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

   DAVID HEATHER Mr. Heather, 49, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY Mr. Kirby, 43, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL Mr. Steel, 64, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC for the fiscal year 1996.

                           Cash Fees and Distributions

                                                                    Cash Fees and
  Name                         Description                          Distributions
  ----                         -----------                          -------------
1) CCC      Acquisition fee - equal to 5% of the purchase            $  7,112
              price of containers acquired by the Registrant
              pursuant to Section 4.2 of the Limited
              Partnership Agreement

2) CCC      Base management fees - equal to 7% of gross              $ 202,061
              lease revenues attributable to operating
              leases pursuant to Section 4.4 of the
              Limited Partnership Agreement

3) CCC      Reimbursed administrative expenses - equal to            $ 153,003
              the costs expended by CCC and its affiliates for
              services necessary to the prudent operation of the
              Registrant pursuant to Section 4.5 of the Limited
              Partnership Agreement

4) CCC      Interest in Fund - 5% of distributions of                $ 179,855
              distributable cash for any quarter pursuant
              to Section 6.1 of the Limited Partnership
              Agreement

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a)  Security Ownership of Certain Beneficial Owners

   There is no person or "group" of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

   (b)  Security Ownership of Management

   The Registrant has no directors or officers. It is managed by CCC. Ownership of units of limited partnership interests of the Registrant by CCC, its officers and/or director of CCC is as follows:

                                                         Number      Percent of
      Name of Beneficial Owner                          of Units     All Units
      ------------------------                          --------     ---------
      Elinor Wexler                                         15.0         0.07%
      Cronos Capital Corp.                                 181.2         0.84%
                                                        --------     --------

      Officers, Directors and CCC as a Group               196.2         0.91%
                                                        ========     ========

   (c)  Changes in Control

   Inapplicable.

Item 13.  Certain Relationships and Related Transactions

   (a)  Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1996 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner. See Item 11, "Executive Compensation," herein.

   (b)  Certain Business Relationships

   Inapplicable.

   (c)  Indebtedness of Management

   Inapplicable.

   (d)  Transactions with Promoters

   Inapplicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1.  Financial Statements

                                                                           Page
                                                                          ------
The following financial statements of the Registrant are
included in Part II, Item 8:

Reports of Independent Public Accountants .............................   16, 17

Balance sheets - December 31, 1996 and 1995 ...........................       18

Statements of operations - for the years ended
  December 31, 1996, 1995 and 1994 ....................................       19

Statements of partners' capital - for the years ended
  December 31, 1996, 1995 and 1994 ....................................       20

Statements of cash flows - for the years ended
  December 31, 1996, 1995 and 1994 ....................................       21

Notes to financial statements .........................................       22

Schedule of Reimbursed Administrative Expenses ........................       28



   All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3.    Exhibits

Exhibit
   No.                       Description                               Method of Filing
--------                     -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended    *
           and restated as of October 13, 1987

  3(b)     Certificate of Limited Partnership of the Registrant        **

  27       Financial Data Schedule                                     Filed with this document

(b)        Reports on Form 8-K

           The Registrant filed a Report on Form 8-K, February 7, 1997 and Amendment No. 1 to Report on Form 8-K, February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

           The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.


----------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

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


                                 IEA INCOME FUND VIII,
                                 A California Limited Partnership

                                 By  Cronos Capital Corp.
                                     The General Partner


                                 By     /s/  John Kallas
                                     -------------------------------------------
                                     John Kallas
                                     Vice President/Treasurer
                                     Principal Finance and Accounting Officer

Date:    June 16, 1997


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:

        Signature                         Title                           Date
   /s/  Dennis J. Tietz          President and Director of           June 16, 1997
----------------------------      Cronos Capital Corp.
Dennis J. Tietz                ("CCC") (Principal Executive
                                     Officer of CCC)

   /s/  John Kallas              Vice President/Treasurer            June 16, 1997
----------------------------     (Principal Finance and
John Kallas                        Accounting Officer
                                         of CCC)

   /s/  Laurence P. Sargent          Director of CCC                 June 16, 1997
----------------------------
Laurence P. Sargent

                            SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about July 18, 1997. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                   EXHIBIT INDEX

Exhibit
   No.                       Description                               Method of Filing
--------                     -----------                               ----------------
  3(a)     Limited Partnership Agreement of the Registrant, amended    *
           and restated as of October 13, 1987

  3(b)     Certificate of Limited Partnership of the Registrant        **

  27       Financial Data Schedule                                     Filed with this document


----------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)