Form 10-Q
period 1997-03-31
IEA INCOME FUND VIII
filed 1997-06-16
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and
          December 31, 1996                                                   4

          Statements of Operations for the three months ended
          March 31, 1997 and 1996 (unaudited)                                 5

          Statements of Cash Flows for the three months ended
          March 31, 1997 and 1996 (unaudited)                                 6

          Notes to Financial Statements (unaudited)                           7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                    13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                   March 31,       December 31,
                                                                                     1997             1996
                                                                                 -----------       ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $589,898 at March 31, 1997
       and $669,671 at December 31, 1996 in interest-bearing accounts             $   615,636      $   669,932
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                260,538          283,701
                                                                                  -----------      -----------
           Total current assets                                                       876,174          953,633
                                                                                  -----------      -----------

Container rental equipment, at cost                                                11,413,014       11,525,864
    Less accumulated depreciation                                                   5,328,924        5,217,353
                                                                                  -----------      -----------
       Net container rental equipment                                               6,084,090        6,308,493
                                                                                  -----------      -----------
                                                                                  $ 6,960,264      $ 7,262,126
                                                                                  ===========      ===========

              Partners' Capital
              -----------------
Partners' capital:
    General partner                                                               $     3,425      $     4,943
    Limited partners                                                                6,956,839        7,257,183
                                                                                  -----------      -----------
           Total partners' capital                                                  6,960,264        7,262,126
                                                                                  -----------      -----------
                                                                                  $ 6,960,264      $ 7,262,126
                                                                                  ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                      -----------------------
                                                      March 31,     March 31,
                                                        1997          1996
                                                      ---------     --------
Net lease revenue (notes 1 and 3)                     $286,365      $456,311

Other operating expenses:
   Depreciation                                        165,469       174,777
   Other general and administrative expenses             7,372         6,518
                                                      --------      --------
                                                       172,841       181,295
                                                      --------      --------

     Earnings from operations                          113,524       275,016

Other income:
   Interest income                                       7,567         9,734
   Net gain on disposal of equipment                    37,509        36,324
                                                      --------      --------
                                                        45,076        46,058
                                                      --------      --------
     Net earnings                                     $158,600      $321,074
                                                      ========      ========

Allocation of net earnings:

   General partner                                    $ 35,797      $ 52,419
   Limited partners                                    122,803       268,655
                                                      --------      --------
                                                      $158,600      $321,074
                                                      ========      ========

Limited partners' per unit share of net earnings      $   5.71      $  12.50
                                                      ========      ========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Three Months Ended
                                                            --------------------------
                                                            March 31,        March 31,
                                                              1997             1996
                                                            ---------       ---------
Net cash provided by operating activities                   $ 316,828       $ 471,316

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment            89,338          55,881
   Acquisition fees paid to general partner                        --          (6,031)
                                                            ---------       ---------
                                                               89,338          49,850
                                                            ---------       ---------

Cash flows used in financing activities:
   Distribution to partners                                  (460,462)       (597,780)
                                                            ---------       ---------

Net decrease in cash and cash equivalents                     (54,296)        (76,614)

Cash and cash equivalents at January 1                        669,932         807,639
                                                            ---------       ---------

Cash and cash equivalents at March 31                       $ 615,636       $ 731,025
                                                            =========       =========



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

          As of March 31, 1997, the Partnership operated 2,003 twenty-foot, 2,071 forty-foot and 135 forty-foot high-cube marine dry cargo containers.


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                         March 31,   December 31,
                                                           1997         1996
                                                         ---------   ------------
     Lease receivables, net of doubtful accounts
        of $134,608 at March 31, 1997 and $137,194
        at December 31, 1996                             $593,457      $621,759
     Less:
     Direct operating payables and accrued expenses       183,212       170,099
     Damage protection reserve                             88,124       104,457
     Base management fees                                  51,871        52,702
     Reimbursed administrative expenses                     9,712        10,800
                                                         --------      --------
                                                         $260,538      $283,701
                                                         ========      ========



                                                                     (Continued)

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows: Three Months Ended

                                               Three Months Ended
                                              -----------------------
                                              March 31,     March 31,
                                                1997          1996
                                              --------      ---------
     Rental revenue                           $533,814      $737,442

     Less:
     Rental equipment operating expenses       179,213       189,957
     Base management fees                       37,218        49,439
     Reimbursed administrative expenses         31,018        41,735
                                              --------      --------
                                              $286,365      $456,311
                                              ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

      During the first quarter of 1997, the Registrant disposed of 44 containers as part of its ongoing operations. At March 31, 1997, 88% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:

                                                            40-Foot
                                      20-Foot    40-Foot    High Cube
                                      -------    -------    ---------
     Containers on lease:
         Term leases                     148        220         15
         Master lease                  1,256      1,232         96
                                       -----      -----      -----
                Subtotal               1,404      1,452        111
     Containers off lease                599        619         24
                                       -----      -----      -----
            Total container fleet      2,003      2,071        135
                                       =====      =====      =====


                                                                                               40-Foot
                                                  20-Foot                40-Foot              High Cube
                                            -----------------      -----------------     ------------------
                                            Units          %       Units         %        Units         %
                                            -----      -----       -----      -----       -----      -----
     Total purchases                        2,244        100%      2,396        100%        150        100%
         Less disposals                       241         11%        325         14%         15         10%
                                            -----      -----       -----      -----       -----      -----
     Remaining fleet at March 31, 1997      2,003         89%      2,071         86%        135         90%
                                            =====      =====       =====      =====       =====      =====


      The Registrant's operating performance contributed to an 8% decline in net lease receivables at March 31, 1997 when compared to December 31, 1996. During the first quarter of 1997, distributions from operations and sales proceeds amounted to $460,462, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $597,033 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, contributing to decline in the Registrant's average utilization rate from 76% at December 31, 1996 to 71% at March 31, 1997. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended
      March 31, 1996.

      Net lease revenue for the first quarter of 1997 was $286,365, a decline of approximately 37% from the first quarter of 1996. Approximately 24% of the Registrant's net earnings for the three-month period ended March 31, 1997, were from gain on disposal of equipment, as compared to 11% for the same three-month period in the prior year. As the Registrant's container disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposal.

      Gross rental revenue (a component of net lease revenue) for the quarter was $533,814, a decline of 28% from the same period last year. During 1997, gross rental revenue was primarily impacted by the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997. As a result, average per-diem rental rates declined 13% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                   Three Months Ended
                                                --------------------------
                                                 March 31,       March 31,
                                                   1997            1996
                                                ----------       ---------
     Average Fleet Size (measured in
        twenty-foot equivalent units (TEU))      6,431            6,856
     Average Utilization                            71%              79%

      The Registrant's aging and declining fleet size contributed to a 5% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 34% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 26% during the three-month period ended March 31, 1996. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

      The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

      Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


      Cautionary Statement

      This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
   No.                              Description                                 Method of Filing
-------                             -----------                                 ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document

(b)   Reports on Form 8-K

      The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

      The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.


____________

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



                                     IEA INCOME FUND VIII,
                                     A California Limited Partnership

                                     By  Cronos Capital Corp.
                                         The General Partner


                                     By   /s/ JOHN KALLAS
                                         ----------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer



Date:  June 16, 1997

                                  EXHIBIT INDEX



Exhibit
   No.                              Description                                 Method of Filing
-------                             -----------                                 ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of October 13, 1987

   3(b)        Certificate of Limited Partnership of the Registrant             **

   27          Financial Data Schedule                                          Filed with this document


____________
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)