Form 10-Q
period 1997-06-30
IEA INCOME FUND VIII
filed 1997-08-13
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              IEA INCOME FUND VIII,
                       (A California Limited Partnership)

                      Report on Form 10-Q for the Quarterly
                           Period Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibit and Reports on Form 8-K                                                                            13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                              IEA INCOME FUND VIII,
                       (A California Limited Partnership)

                                 Balance Sheets

                                   (Unaudited)

                                                                          June 30,     December 31,
                                                                           1997           1996
                                                                        -----------   -----------
                   Assets
Current assets:
    Cash and cash equivalents, includes $605,145 at June 30, 1997
       and $669,671 at December 31, 1996 in interest-bearing accounts   $   631,070   $   669,932
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                      238,770       283,701
                                                                        -----------   -----------

           Total current assets                                             869,840       953,633
                                                                        -----------   -----------

Container rental equipment, at cost                                      11,201,800    11,525,846
    Less accumulated depreciation                                         5,382,529     5,217,353
                                                                        -----------   -----------
       Net container rental equipment                                     5,819,271     6,308,493
                                                                        -----------   -----------

                                                                        $ 6,689,111   $ 7,262,126
                                                                        ===========   ===========

              Partners' Capital

Partners' capital:
    General partner                                                     $     2,410   $     4,943
    Limited partners                                                      6,686,701     7,257,183
                                                                        -----------   -----------

           Total partners' capital                                        6,689,111     7,262,126
                                                                        -----------   -----------

                                                                        $ 6,689,111   $ 7,262,126
                                                                        ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND VIII,
                       (A California Limited Partnership)

                            Statements of Operations

                                  (Unaudited)

                                                    Three Months Ended    Six Months Ended
                                                   -------------------   -------------------
                                                    June 30,  June 30,   June 30,   June 30,
                                                     1997      1996        1997       1996
                                                   --------   --------   --------   --------
Net lease revenue (notes 1 and 3)                  $292,276   $384,773   $578,641   $841,084
Other operating expenses:
     Depreciation                                   163,131    171,575    328,600    346,352
     Other general and administrative expenses       10,623      7,058     17,995     13,576
                                                   --------   --------   --------   --------
                                                    173,754    178,633    346,595    359,928
                                                   --------   --------   --------   --------
         Earnings from operations                   118,522    206,140    232,046    481,156
Other income:
     Interest income                                  6,576      9,910     14,143     19,644
     Net gain on disposal of equipment               11,972      7,574     49,481     43,898
                                                   --------   --------   --------   --------
                                                     18,548     17,484     63,624     63,542
                                                   --------   --------   --------   --------
         Net earnings                              $137,070   $223,624   $295,670   $544,698
                                                   ========   ========   ========   ========
Allocation of net earnings:
     General partner                               $ 31,076   $ 47,199   $ 66,873   $ 99,618
     Limited partners                               105,994    176,425    228,797    445,080
                                                   --------   --------   --------   --------
                                                   $137,070   $223,624   $295,670   $544,698
                                                   ========   ========   ========   ========
Limited partners' per unit share of net earnings   $   4.94   $   8.21   $  10.65   $  20.71
                                                   ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A California Limited Partnership)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                Six Months Ended
                                                          --------------------------
                                                            June 30,        June 30,
                                                              1997           1996
                                                          -----------    -----------
Net cash provided by operating activities                 $   638,216    $   928,364

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment         191,606         86,710
     Acquisition fees paid to general partner                       -         (7,112)
                                                          -----------    -----------

              Net cash provided by investing activities       191,606         79,598
                                                          -----------    -----------

Cash flows used in financing activities:
     Distribution to partners                                (868,684)    (1,128,393)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                     (38,862)      (120,431)

Cash and cash equivalents at January 1                        669,932        807,639
                                                          -----------    -----------

Cash and cash equivalents at June 30                      $   631,070    $   687,208
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

          As of June 30, 1997, the Partnership operated 1,982 twenty-foot, 2,015 forty-foot and 131 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                 June 30,  December 31,
                                                   1997       1996
                                                 --------   --------
Lease receivables, net of doubtful accounts
   of $138,784 at June 30, 1997 and $137,194
   at December 31, 1996                          $578,995   $621,759
Less:
Direct operating payables and accrued expenses    197,687    170,099
Damage protection reserve                          79,290    104,457
Base management fees                               53,522     52,702
Reimbursed administrative expenses                  9,726     10,800
                                                 --------   --------
                                                 $238,770   $283,701
                                                 ========   ========

                              IEA INCOME FUND VIII,
                       (A California Limited Partnership)

                     Notes to Unaudited Financial Statements


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:

                                        Three Months Ended         Six Months Ended
                                      -----------------------   -----------------------
                                        June 30,    June 30,     June 30,     June 30,
                                          1997       1996          1997         1996
                                      ----------   ----------   ----------   ----------
Rental revenue                        $  529,584   $  676,623   $1,063,398   $1,414,065
Less:
Rental equipment operating expenses      164,127      208,834      343,340      398,791
Base management fees                      36,355       44,486       73,573       93,925
Reimbursed administrative expenses        29,591       38,530       60,609       80,265
Incentive fees                             7,235            -        7,235            -
                                      ----------   ----------   ----------   ----------
                                      $  292,276   $  384,773   $  578,641   $  841,084
                                      ==========   ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      During the first six months of 1997, the Registrant disposed of 125 containers as part of its ongoing operations. At June 30, 1997, 86% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:

                                                              40-Foot
                                       20-Foot    40-Foot     High Cube
                                       -------    ------      ---------
Containers on lease:
    Term leases                           168        194         14
    Master lease                        1,310      1,235         96
                                        -----      -----      -----
           Subtotal                     1,478      1,429        110
Containers off lease                      504        586         21
                                        -----      -----      -----
       Total container fleet            1,982      2,015        131
                                        =====      =====      =====

                                                                        40-Foot
                                       20-Foot          40-Foot        High Cube
                                   -------------    -------------    -------------
                                   Units      %     Units      %      Units     %
                                   -----   -----    -----   -----    -----   -----
Total purchases                    2,244     100%   2,396     100%     150     100%
    Less disposals                   262      12%     381      16%      19      13%
                                   -----   -----    -----   -----    -----   -----

Remaining fleet at June 30, 1997   1,982      88%   2,015      84%     131      87%
                                   =====   =====    =====   =====    =====   =====


      The Registrant's operating performance contributed to a 16% decline in net lease receivables at June 30, 1997 when compared to December 31, 1996. During the second quarter of 1997, distributions from operations and sales proceeds amounted to $408,222, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $460,462 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996. In 1994, pursuant to Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the second quarter of 1997, the limited partners will have received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 71% at December 31, 1996 to 73% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $292,276 and $578,641, respectively, a decline of 24% and 31% from the same three and six-month periods in the prior year, respectively. Approximately 9% and 17% of the Registrant's net earnings for the three and six-month periods ended June 30, 1997, respectively, were from gain on disposal of equipment, as compared to 3% and 8% for the same three and six-month periods in the prior year, respectively. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings.

      Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $529,584 and $1,063,398, respectively, reflecting a decline of 22% and 25% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was impacted by the Registrant's slightly smaller fleet size, lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 14% and 13%, when compared to the same three and six-month periods in the prior year, respectively. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                         Three Months Ended      Six Months Ended
                                         ------------------    --------------------
                                         June 30,   June 30,   June 30,    June 30,
                                          1997       1996       1997        1996
                                         ------     ------     ------      ------
Average Fleet Size (measured in
    twenty-foot equivalent units (TEU))   6,324      6,746      6,393      6,801
Average Utilization                          73%        76%        72%        78%


      The Registrant's aging and declining fleet size contributed to a 5% decline in depreciation expense in each of the three and six-month periods ended June 30, 1997, when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 31% and 32% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 31% and 28% during the three and six-month periods ended June 30, 1996, respectively. The increase for the six-month period ended June 30, 1997 was largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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



                            IEA INCOME FUND VIII,
                            A California Limited Partnership

                            By     Cronos Capital Corp.
                                   The General Partner



                            By      /s/ JOHN KALLAS
                                   -------------------------------------------
                                   John Kallas
                                   Vice President, Treasurer
                                   Principal Finance & Accounting Officer



Date:  August 14, 1997

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