Form 10-Q
period 1997-09-30
IEA INCOME FUND VIII
filed 1997-11-10
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                            4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996
         (unaudited)                                                                                      5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)       6

         Notes to Financial Statements (unaudited)                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           10


PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K                                                                 13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                  (UNAUDITED)


                                                                            September 30,    December 31,
                                                                                1997             1996
                                                                            -------------    ------------
               Assets
Current assets:
     Cash and cash equivalents, includes $577,091 at
     September 30, 1997 and $669,671 at December 31,
     1996 in interest-bearing accounts                                       $   643,119      $   669,932

   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            234,579          283,701
                                                                             -----------      -----------

         Total current assets                                                    877,698          953,633
                                                                             -----------      -----------

Container rental equipment, at cost                                           10,947,329       11,525,846
   Less accumulated depreciation                                               5,408,540        5,217,353
                                                                             -----------      -----------
      Net container rental equipment                                           5,538,789        6,308,493
                                                                             -----------      -----------

                                                                             $ 6,416,487      $ 7,262,126
                                                                             ===========      ===========

          Partners' Capital

Partners' capital:
   General partner                                                           $     3,583      $     4,943
   Limited partners                                                            6,412,904        7,257,183
                                                                             -----------      -----------

         Total partners' capital                                               6,416,487        7,262,126
                                                                             -----------      -----------

                                                                             $ 6,416,487      $ 7,262,126
                                                                             ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                   Three Months Ended            Nine Months Ended
                                                 ----------------------      ------------------------
                                              September 30,  September 30, September 30,  September 30,
                                                   1997          1996          1997          1996
                                                 --------      --------      --------      ----------
Net lease revenue (notes 1 and 3)                $265,888      $365,037      $844,529      $1,206,121
Other operating expenses:
  Depreciation                                    159,639       168,894       488,239         515,246
  Other general and administrative expenses         9,060         8,988        27,055          22,564
                                                 --------      --------      --------      ----------
                                                  168,699       177,882       515,294         537,810
                                                 --------      --------      --------      ----------
    Earnings from operations                       97,189       187,155       329,235         668,311
Other income:
  Interest income                                   6,730        10,541        20,873          30,185
  Net gain on disposal of equipment                26,454        35,248        75,935          79,146
                                                 --------      --------      --------      ----------
                                                   33,184        45,789        96,808         109,331
                                                 --------      --------      --------      ----------
    Net earnings                                 $130,373      $232,944      $426,043      $  777,642
                                                 ========      ========      ========      ==========
Allocation of net earnings:
  General partner                                $ 41,473      $ 41,172      $108,346      $  140,790
  Limited partners                                 88,900       191,772       317,697         636,852
                                                 --------      --------      --------      ----------
                                                 $130,373      $232,944      $426,043      $  777,642
                                                 ========      ========      ========      ==========
Limited partners' per unit
        share of net earnings                    $   4.13      $   8.92      $  14.78      $    29.63
                                                 ========      ========      ========      ==========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                            -----------------------------
                                                           September 30,     September 30,
                                                               1997              1996
                                                            -----------       -----------
Net cash provided by operating activities                   $   939,116       $ 1,273,569

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment              305,753           342,108
  Acquisition fees paid to general partner                            -            (7,112)
                                                            -----------       -----------

        Net cash provided by investing activities               305,753           334,996
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (1,271,682)       (1,611,243)
                                                            -----------       -----------

Net decrease in cash and cash equivalents                       (26,813)           (2,678)

Cash and cash equivalents at January 1                          669,932           807,639
                                                            -----------       -----------

Cash and cash equivalents at September 30                   $   643,119       $   804,961
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

         As of September 30, 1997, the Partnership operated 1,954 twenty-foot, 1,959 forty-foot and 122 forty-foot high-cube marine dry cargo containers.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:


                                                      September 30,  December 31,
                                                          1997          1996
                                                        --------      --------
    Lease receivables, net of doubtful accounts
      of $144,430 at September 30, 1997 and $137,194
      at December 31, 1996                              $598,122      $621,759
    Less:
    Direct operating payables and accrued expenses       190,172       170,099
    Damage protection reserve                             71,379       104,457
    Base management fees                                  48,417        52,702
    Reimbursed administrative expenses                     9,917        10,800
    Incentive fees                                        43,658             -
                                                        --------      --------
                                                        $234,579      $283,701
                                                        ========      ========

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:


                                                     Three Months Ended                 Nine Months Ended
                                                ---------------------------   ----------------------------
                                                September 30,  September 30,  September 30,   September 30,
                                                     1997          1996           1997            1996
                                                ------------   ------------   ------------    ------------
         Rental revenue                           $521,217      $633,244      $1,584,615      $2,047,309
         Less:
         Rental equipment operating expenses       146,422       185,615         489,762         584,406
         Base management fees                       36,034        43,667         109,607         137,592
         Reimbursed administrative expenses         29,215        38,925          89,824         119,190
         Incentive fees                             43,658             -          50,893               -
                                                  --------      --------      ----------      ----------
                                                  $265,888      $365,037      $  844,529      $1,206,121
                                                  ========      ========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     During the first nine months of 1997, the Registrant disposed of 218 containers as part of its ongoing operations. At September 30, 1997, 84% of the original equipment remained in the Registrant's fleet, as compared to 89% at December 31, 1996, and was comprised of the following:


                                                    40-Foot
                               20-Foot   40-Foot   High Cube
                               -------   -------   ---------
Containers on lease:
   Term leases                    136        204       13
   Master lease                 1,347      1,382       95
                                -----      -----      ---
         Subtotal               1,483      1,586      108
Containers off lease              471        373       14
                                -----      -----      ---
     Total container fleet      1,954      1,959      122
                                =====      =====      ===


                                                                                       40-Foot
                                               20-Foot             40-Foot            High Cube
                                           --------------       --------------       ------------
                                           Units       %        Units       %        Units     %
                                           -----      ---       -----      ---       ---      ---
     TOtal purchases                       2,244      100%      2,396      100%      150      100%
        Less disposals                       290       13%        437       18%       28       19%
                                           -----      ---       -----      ---       ---      ---

Remaining fleet at September 30, 1997      1,954       87%      1,959       82%      122       81%
                                           =====      ===       =====      ===       ===      ===


     The Registrant's operating performance contributed to a 17% decline in net lease receivables at September 30, 1997 when compared to December 31, 1996. During the third quarter of 1997, distributions from operations and sales proceeds amounted to $402,998, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $408,222 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997. In 1994, pursuant to Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the second quarter of 1997, the limited partners received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions were allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 71% at December 31, 1996 to 79% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $265,888 and $844,529, respectively, a decline of 27% and 30%, respectively, from the same three and nine-month periods in the prior year. Approximately 20% and 18% of the Registrant's net earnings for the three and nine-month periods ended September 30, 1997, respectively, were from gain on disposal of equipment, as compared to 15% and 10%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate dependent on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $521,217 and $1,584,615, respectively, reflecting a decline of 18% and 23%, respectively, from the same three and nine-month periods in 1996. During 1997, gross rental revenue was impacted by the Registrant's slightly smaller fleet size, lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 11% and 12%, respectively, when compared to the same three and nine-month periods in the prior year. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same level averaged during the nine-month period ended September 30, 1996. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:


                                             Three Months Ended           Nine Months Ended
                                       ----------------------------  ---------------------------
                                       September 30,  September 30,  September 30,  September 30,
                                            1997         1996            1997          1996
                                       -------------  -------------  -------------  ------------
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))      6,177         6,598          6,328          6,733
Average Utilization                           76%           76%            73%            77%


     The Registrant's aging and declining fleet size contributed to a respective 6% and 5% decline in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 28% and 31%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 29% during each of the three and nine-month periods ended September 30, 1996. Lower repair and maintenance expenses, as well as a decline in the provision for doubtful accounts were partially off-set by increases in costs associated with lower utilization levels, including storage and handling.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


      Exhibit
         No.                      Description                               Method of Filing
      -------                     -----------                               ----------------
        3(a)    Limited Partnership Agreement of the Registrant,                *
                amended and restated as of October 13, 1987

        3(b)    Certificate of Limited Partnership of the Registrant            **

        27      Financial Data Schedule                                        Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.


-------------

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



                              IEA INCOME FUND VIII,
                              A California Limited Partnership

                              By   Cronos Capital Corp.
                                   The General Partner



                              By    /s/ JOHN KALLAS
                                -------------------------------
                                   John Kallas
                                   Vice President, Treasurer
                                   Principal Finance & Accounting Officer



Date: November 10, 1997

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

-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)