Form 10-Q
period 1998-06-30
IEA INCOME FUND VIII
filed 1998-08-13
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No_____ .

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements
             Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                          4

             Statements of Operations for the three and six months ended
             June 30, 1998 and 1997 (unaudited)                                                        5

             Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)      6

             Notes to Financial Statements (unaudited)                                                 7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               12

PART II -  OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                        13

  Item 3.    Defaults Upon Senior Securities                                                          14

  Item 5.    Other Information                                                                        14

  Item 6.    Exhibits and Reports on Form 8-K                                                         16


                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            June 30,      December 31,
                                                                             1998            1997
                                                                          -----------     -----------
                    Assets

Current assets:
    Cash and cash equivalents, includes $638,052 at June 30, 1998 and
        $723,264 at December 31, 1997 in interest-bearing accounts        $   638,152     $   723,464
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                       182,469         173,380
                                                                          -----------     -----------

            Total current assets                                              820,621         896,844
                                                                          -----------     -----------

Container rental equipment, at cost                                        10,238,209      10,698,144
    Less accumulated depreciation                                           5,475,139       5,430,138
                                                                          -----------     -----------
        Net container rental equipment                                      4,763,070       5,268,006
                                                                          -----------     -----------

                                                                          $ 5,583,691     $ 6,164,850
                                                                          ===========     ===========
                 Partners' Capital

Partners' capital:
    General partner                                                       $     2,885     $     4,370
    Limited partners                                                        5,580,806       6,160,480
                                                                          -----------     -----------

            Total partners' capital                                         5,583,691       6,164,850
                                                                          -----------     -----------

                                                                          $ 5,583,691     $ 6,164,850
                                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three Months Ended        Six Months Ended
                                                     ---------------------     ---------------------
                                                     June 30,     June 30,     June 30,     June 30,
                                                       1998         1997         1998         1997
                                                     --------     --------     --------     --------
Net lease revenue (notes 1 and 3)                    $271,628     $292,276     $563,250     $578,641

Other operating expenses:
    Depreciation                                      155,981      163,131      311,155      328,600
    Other general and administrative expenses           8,210       10,623       19,621       17,995
                                                     --------     --------     --------     --------
                                                      164,191      173,754      330,776      346,595
                                                     --------     --------     --------     --------

        Earnings from operations                      107,437      118,522      232,474      232,046

Other income:
    Interest income                                     8,185        6,576       16,576       14,143
    Net gain on disposal of equipment                  30,591       11,972       59,746       49,481
                                                     --------     --------     --------     --------
                                                       38,776       18,548       76,322       63,624
                                                     --------     --------     --------     --------

        Net earnings                                 $146,213     $137,070     $308,796     $295,670
                                                     ========     ========     ========     ========

Allocation of net earnings:
    General partner                                  $ 75,064     $ 31,076     $149,640     $ 66,873
    Limited partners                                   71,149      105,994      159,156      228,797
                                                     --------     --------     --------     --------

                                                     $146,213     $137,070     $308,796     $295,670
                                                     ========     ========     ========     ========

Limited partners' per unit share of net earnings     $   3.31     $   4.94     $   7.40     $  10.65
                                                     ========     ========     ========     ========


The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Six Months Ended
                                                 ------------------------
                                                  June 30,       June 30,
                                                   1998           1997
                                                 ---------      ---------
Net cash provided by operating activities        $ 501,318      $ 638,216

Cash flows provided by investing activities:
    Proceeds from sale of rental equipment         303,324        191,606

Cash flows used in financing activities:
    Distribution to partners                      (889,954)      (868,684)
                                                 ---------      ---------


Net decrease in cash and cash equivalents          (85,312)       (38,862)


Cash and cash equivalents at January 1             723,464        669,932
                                                 ---------      ---------


Cash and cash equivalents at June 30             $ 638,152      $ 631,070
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

            As of June 30, 1998, the Partnership operated 1,858 twenty-foot, 1,806 forty-foot and 106 forty-foot high-cube marine dry cargo containers.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                            June 30,    December 31,
                                                            1998         1997
                                                           --------     --------
Lease receivables, net of doubtful accounts of $30,152
   at June 30, 1998 and $50,296 at December 31, 1997       $483,051     $526,063
Less:
Direct operating payables and accrued expenses              134,485      182,723
Damage protection reserve                                    50,749       61,923
Base management fees                                         59,546       51,339
Reimbursed administrative expenses                            8,786        9,682
Incentive fees                                               47,016       47,016
                                                           --------     --------

                                                           $182,469     $173,380
                                                           ========     ========

                                                                     (Continued)

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                             Three Months Ended            Six Months Ended
                                        June 30,        June 30,       June 30,       June 30,
                                          1998            1997           1998           1997
                                        ----------     ----------     ----------     ----------
Rental revenue                          $  495,406     $  529,584     $1,013,845     $1,063,398
Less:
Rental equipment operating expenses        117,458        164,127        226,772        343,340
Base management fees                        33,990         36,355         70,082         73,573
Reimbursed administrative expenses          25,314         29,591         61,388         60,609
Incentive fees                              47,016          7,235         92,353          7,235
                                        ----------     ----------     ----------     ----------

                                        $  271,628     $  292,276     $  563,250     $  578,641
                                        ==========     ==========     ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

       During the first six months of 1998, the Registrant disposed of 170 containers as part of its ongoing operations. At June 30, 1998, 79% of the original equipment remained in the Registrant's fleet, as compared to 82% at December 31, 1997, and was comprised of the following:


                                                    40-Foot
                                20-Foot   40-Foot   High-Cube
                                -------   -------   ---------
Containers on lease:
       Term leases                 138       158        16
       Master leases             1,338     1,218        74
                                 -----     -----     -----
            Subtotal             1,476     1,376        90

Containers off lease               382       430        16
                                 -----     -----     -----

       Total container fleet     1,858     1,806       106
                                 =====     =====     =====


                                                                                  40-Foot
                                         20-Foot              40-Foot             High-Cube
                                     Units       %        Units       %        Units      %
                                     -----     -----      -----     -----      -----     -----
Total purchases                      2,244       100%     2,396       100%       150       100%
     Less disposals                    386        17%       590        25%        44        29%
                                     -----     -----      -----     -----      -----     -----

Remaining fleet at June 30, 1998     1,858        83%     1,806        75%       106        71%
                                     =====     =====      =====     =====      =====     =====


       The Registrant's operating performance contributed to a 5% increase in net lease receivables at June 30, 1998 when compared to December 31, 1997. During the second quarter of 1998, distributions from operations and sales proceeds amounted to $437,514, reflecting distributions to the general and limited partners for the first quarter of 1998. This represents a decrease from the $452,440 distributed during the first quarter of 1998, reflecting distributions for the fourth quarter of 1997. In 1994, pursuant to Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the third quarter of 1997, the limited partners received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions were allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

       Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

       Net lease revenue for the three and six-month periods ended June 30, 1998 was $271,628 and $563,250, respectively, a decrease of 7% and 3% from the respective three and six-month periods in the prior year. Approximately 21% and 19%, respectively, of the Registrant's net earnings for the three and six-month periods ended June 30, 1998 were from gain on disposal of equipment, as compared to 9% and 17%, respectively, for the same three and six-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

       Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $495,406 and $1,013,845, respectively, reflecting a decline of 6% and 5%, respectively, from the same three and six-month periods in 1997. During 1998, gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 4% and 6%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and June 30, 1997 were as follows:


                                                Three Months Ended    Six Months Ended
                                                June 30,   June 30,   June 30,   June 30,
                                                 1998       1997       1998       1997
                                                -----      -----      -----      -----
Average fleet size (measured in twenty-foot
    equivalent units (TEU))                     5,724      6,324      5,821      6,393
Average Utilization                                79%        73%        79%        72%


       The Registrant's aging and declining fleet size contributed to a respective 4% and 5% decline in depreciation expense when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 24% and 22%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 31% and 32%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

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

           The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

           In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

           Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

           The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

           The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

           As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

           Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

           CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.    Defaults Upon Senior Securities

           See Item 5. Other Information.


Item 5.    Other Information

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

           Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

           On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

           The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

           CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.     Exhibits and Reports on Form 8-K

 (a)   Exhibits

       Exhibit
         No.                               Description                                       Method of Filing
       --------                            -----------                                       ----------------
         3(a)      Limited Partnership Agreement of the Registrant, amended and restated      *
                   as of October 13, 1987

         3(b)      Certificate of Limited Partnership of the Registrant                       **

         27        Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.







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




Date: August 14, 1998

                                  EXHIBIT INDEX

       Exhibit
         No.                               Description                                       Method of Filing
       --------                            -----------                                       ----------------
         3(a)      Limited Partnership Agreement of the Registrant, amended and restated      *
                   as of October 13, 1987

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