Form 10-Q
period 1998-09-30
IEA INCOME FUND VIII
filed 1998-11-12
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                   4

           Statements of Operations for the three and nine months ended September 30, 1998
           and 1997 (unaudited)                                                                    5

           Statements of Cash Flows for the nine months ended September 30, 1998 and
           1997 (unaudited)                                                                        6

           Notes to Financial Statements (unaudited)                                               7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                      13

  Item 3.  Defaults Upon Senior Securities                                                        14

  Item 5.  Other Information                                                                      14

  Item 6.  Exhibits and Reports on Form 8-K                                                       16

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                              September 30,     December 31,
                                                                                  1998              1997
                                                                              -------------     -----------
                 Assets

Current assets:
   Cash and cash equivalents, includes $535,330 at September 30, 1998 and      $   535,430      $   723,464
      $723,264 at December 31, 1997 in interest-bearing accounts
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                              193,815          173,380
                                                                               -----------      -----------
         Total current assets                                                      729,245          896,844
                                                                               -----------      -----------

Container rental equipment, at cost                                              9,996,683       10,698,144
   Less accumulated depreciation                                                 5,483,669        5,430,138
                                                                               -----------      -----------
      Net container rental equipment                                             4,513,014        5,268,006
                                                                               -----------      -----------
                                                                               $ 5,242,259      $ 6,164,850
                                                                               ===========      ===========
            Partners' Capital

Partners' capital:
   General partner                                                             $     3,559      $     4,370
   Limited partners                                                              5,238,700        6,160,480
                                                                               -----------      -----------
         Total partners' capital                                                 5,242,259        6,164,850
                                                                               -----------      -----------
                                                                               $ 5,242,259      $ 6,164,850
                                                                               ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended             Nine Months Ended
                                                   ----------------------------   ---------------------------
                                                   September 30,  September 30,   September 30, September 30,
                                                        1998          1997            1998          1997
                                                   -------------  -------------   ------------- -------------
Net lease revenue (notes 1 and 3)                     $264,115      $265,888        $827,365      $844,529

Other operating expenses:
   Depreciation                                        147,040       159,639         458,195       488,239
   Other general and administrative expenses            12,425         9,060          32,046        27,055
                                                      --------      --------        --------      --------
                                                       159,465       168,699         490,241       515,294
                                                      --------      --------        --------      --------
      Earnings from operations                         104,650        97,189         337,124       329,235

Other income:
   Interest income                                       7,009         6,730          23,585        20,873
   Net gain on disposal of equipment                    17,073        26,454          76,819        75,935
                                                      --------      --------        --------      --------
                                                        24,082        33,184         100,404        96,808
                                                      --------      --------        --------      --------
      Net earnings                                    $128,732      $130,373        $437,528      $426,043
                                                      ========      ========        ========      ========

Allocation of net earnings:
   General partner                                    $ 94,707      $ 41,473        $244,348      $108,346
   Limited partners                                     34,025        88,900         193,180       317,697
                                                      --------      --------        --------      --------
                                                      $128,732      $130,373        $437,528      $426,043
                                                      ========      ========        ========      ========
Limited partners' per unit share of net earnings      $   1.59      $   4.13        $   8.99      $  14.78
                                                      ========      ========        ========      ========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                         Nine Months Ended
                                                 --------------------------------
                                                 September 30,      September 30,
                                                      1998             1997
                                                 -------------      -------------
Net cash provided by operating activities         $   759,425       $   939,116

Cash flows provided by investing activities:
   Proceeds from sale of rental equipment             412,659           305,753

Cash flows used in financing activities:
   Distribution to partners                        (1,360,118)       (1,271,682)
                                                  -----------       -----------


Net decrease in cash and cash equivalents            (188,034)          (26,813)


Cash and cash equivalents at January 1                723,464           669,932
                                                  -----------       -----------


Cash and cash equivalents at September 30         $   535,430       $   643,119
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

         As of September 30, 1998, the Partnership owned and operated 1,824 twenty-foot, 1,752 forty-foot and 102 forty-foot high-cube marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                    September 30,   December 31,
                                                                         1998          1997
                                                                    -------------   ------------
         Lease receivables, net of doubtful accounts of $47,030
           at September 30, 1998 and $50,296 at December 31, 1997      $470,023      $526,063
         Less:
         Direct operating payables and accrued expenses                 116,577       182,723
         Damage protection reserve                                       53,366        61,923
         Base management fees                                            59,771        51,339
         Reimbursed administrative expenses                               9,061         9,682
         Incentive fees                                                  37,433        47,016
                                                                       --------      --------
                                                                       $193,815      $173,380
                                                                       ========      ========

                                                                     (Continued)

                              IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                               Three Months Ended               Nine Months Ended
                                                          ----------------------------    ----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                               1998            1997            1998            1997
                                                          ------------    ------------    ------------     -----------
         Rental revenue                                    $  490,568      $  521,217      $1,504,413      $1,584,615
         Less:
         Rental equipment operating expenses                  123,615         146,422         350,387         489,762
         Base management fees                                  34,945          36,034         105,027         109,607
         Reimbursed administrative expenses                    30,952          29,215          92,340          89,824
         Incentive fees                                        36,941          43,658         129,294          50,893
                                                           ----------      ----------      ----------      ----------
                                                           $  264,115      $  265,888      $  827,365      $  844,529
                                                           ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

     During the first nine months of 1998, the Registrant disposed of 262 containers as part of its ongoing operations. At September 30, 1998, 77% of the original equipment remained in the Registrant's fleet, as compared to 82% at December 31, 1997, and was comprised of the following:

                                                                          40-Foot
                                                   20-Foot    40-Foot    High-Cube
                                                   -------    -------    ---------
         Containers on lease:
              Term leases                             125        156         16
              Master leases                         1,210      1,241         71
                                                    -----      -----        ---
                 Subtotal                           1,335      1,397         87

         Containers off lease                         489        355         15
                                                    -----      -----        ---

              Total container fleet                 1,824      1,752        102
                                                    =====      =====        ===

                                                                                            40-Foot
                                                      20-Foot            40-Foot           High-Cube
                                                  --------------     --------------     --------------
                                                  Units      %       Units      %       Units      %
                                                  -----    -----     -----    -----     -----    -----
         Total purchases                          2,244      100%    2,396      100%      150      100%
             Less disposals                         420       19%      644       27%       48       32%
                                                  -----    -----     -----    -----     -----    -----

         Remaining fleet at September 30, 1998    1,824       81%    1,752       73%      102       68%
                                                  =====      ===     =====      ===       ===      ===


     The Registrant's operating performance contributed to a 12% increase in net lease receivables at September 30, 1998 when compared to December 31, 1997. During the third quarter of 1998, distributions from operations and sales proceeds amounted to $470,164, reflecting distributions to the general and limited partners for the second quarter of 1998. This represents an increase from the $437,514 distributed during the second quarter of 1998, reflecting distributions for the first quarter of 1998. In 1994, pursuant to Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the third quarter of 1997, the limited partners received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions were allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

     During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

     Net lease revenue for the three and nine-month periods ended September 30, 1998 was $264,115 and $827,365, respectively, a decrease of less than 1% and 2% from the respective three and nine-month periods in the prior year. Approximately 13% and 18%, respectively, of the Registrant's net earnings for the three and nine-month periods ended September 30, 1998 were from gain on disposal of equipment, as compared to 20% and 18%, respectively, for the same three and nine-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $490,568 and $1,504,413, respectively, reflecting a decline of 6% and 5%, respectively, from the same three and nine-month periods in 1997. During 1998, gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 3% and 5%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and September 30, 1997 were as follows:

                                                      Three Months Ended              Nine Months Ended
                                                -----------------------------   -----------------------------
                                                September 30,   September 30,   September 30,   September 30,
                                                    1998            1997             1998            1997
                                                -------------   -------------   -------------   -------------
     Average fleet size (measured in twenty-
        foot equivalent units (TEU))                 5,582           6,177          5,750          6,328
     Average Utilization                                77%             76%            78%            73%


     During the three and nine-month periods ended September 30, 1998, the Registrant's aging and declining fleet size contributed to a decline in depreciation expense of 8% and 6%, respectively, when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 25% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 28% and 31%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997.

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

        CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non- executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.


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

        On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

        The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

             Exhibit
                No.                     Description                                 Method of Filing
             -------   ------------------------------------------------         ------------------------
               3(a)    Limited Partnership Agreement of the Registrant,
                       amended and restated as of October 13, 1987              *

               3(b)    Certificate of Limited Partnership of the                **
                       Registrant

               27      Financial Data Schedule                                  Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.




























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




                      IEA INCOME FUND VIII
                      (A California Limited Partnership)


                      By  Cronos Capital Corp.
                          The General Partner




                      By  /s/ Dennis J. Tietz
                         -------------------------------------------------------
                          Dennis J. Tietz
                          President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: November 13, 1998

                                  EXHIBIT INDEX


Exhibit
   No.                     Description                                 Method of Filing
-------   ------------------------------------------------         ------------------------
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