Form 10-Q
period 1999-03-31
IEA INCOME FUND VIII
filed 1999-05-12
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                                      4


            Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)                5


            Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)                6


            Notes to Financial Statements (unaudited)                                                              7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            12


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                     13


  Item 3.   Defaults Upon Senior Securities                                                                       13


  Item 5.   Other Information                                                                                     13


  Item 6.   Exhibits and Reports on Form 8-K                                                                      15

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                       March 31,            December 31,
                                                                                        1999                    1998
                                                                                     -----------            ------------
                             Assets
Current assets:
       Cash and cash equivalents, includes $750,022 at March 31, 1999 and
              $543,682 at December 31, 1998 in interest-bearing accounts             $   750,122             $   543,782
       Net lease receivables due from Leasing Company
             (notes 1 and 2)                                                             168,939                 148,068
       Due from general partner (note 3)                                                      --                 142,660
                                                                                     -----------             -----------

                      Total current assets                                               919,061                 834,510
                                                                                     -----------             -----------

Container rental equipment, at cost                                                    9,360,333               9,794,204
       Less accumulated depreciation                                                   5,384,515               5,507,701
                                                                                     -----------             -----------
             Net container rental equipment                                            3,975,818               4,286,503
                                                                                     -----------             -----------

                                                                                     $ 4,894,879             $ 5,121,013
                                                                                     ===========             ===========

                             Partners' Capital

Partners' capital (deficit):
       General partner                                                               $  (137,059)            $     4,649
       Limited partners                                                                5,031,938               5,116,364
                                                                                     -----------             -----------

                      Total partners' capital                                          4,894,879               5,121,013
                                                                                     -----------             -----------

                                                                                     $ 4,894,879             $ 5,121,013
                                                                                     ===========             ===========




   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                 Three Months Ended
                                                            -------------------------------
                                                            March 31,             March 31,
                                                              1999                   1998
                                                            ---------             ---------
Net lease revenue (notes 1 and 4)                           $ 206,463             $ 291,622
Other operating expenses:
    Depreciation                                              138,924               155,174
    Other general and administrative expenses                  12,037                11,411
                                                            ---------             ---------
                                                              150,961               166,585
                                                            ---------             ---------
         Earnings from operations                              55,502               125,037

Other income:
    Interest income                                             6,172                 8,391
    Net gain on disposal of equipment                          44,665                29,155
                                                            ---------             ---------
                                                               50,837                37,546
                                                            ---------             ---------
         Net earnings                                       $ 106,339             $ 162,583
                                                            =========             =========
Allocation of net earnings (loss):
    General partner                                         $(104,766)            $  74,576
    Limited partners                                          211,105                88,007
                                                            ---------             ---------
                                                            $ 106,339             $ 162,583
                                                            =========             =========

Limited partners' per unit share of net earnings            $    9.82             $    4.09
                                                            =========             =========



   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         Three Months Ended
                                                                 --------------------------------
                                                                  March 31,             March 31,
                                                                    1999                  1998
                                                                 ---------              ---------
Net cash provided by operating activities                        $ 220,249             $ 197,735

Cash flows provided by investing activities:
    Proceeds from sale of rental equipment                         175,903               142,226

Cash flows from (used in) financing activities:
    Repayment of over-distribution to general partner              142,660                    --
    Distribution to partners                                      (332,472)             (452,440)
                                                                 ---------              ---------

    Net cash used in financing activities                         (189,812)             (452,440)
                                                                 ---------              ---------
Net increase (decrease) in cash and cash equivalents               206,340              (112,479)

Cash and cash equivalents at January 1                             543,782               723,464
                                                                 ---------              ---------

Cash and cash equivalents at March 31                            $ 750,122             $ 610,985
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



                                                                    (Continued)

                             IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

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

(2)        Net Lease Receivables Due from Leasing Company

                      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:




                                                                                    March 31,             December 31,
                                                                                      1999                    1998
                                                                                    --------              ------------
               Lease receivables, net of doubtful accounts of $48,795
                   at March 31, 1999 and $63,213 at December 31, 1998               $447,358               $449,861
               Less:
               Direct operating payables and accrued expenses                        117,039                138,341
               Damage protection reserve                                              57,628                 60,071
               Base management fees                                                   56,463                 58,164
               Reimbursed administrative expenses                                      7,829                  8,276
               Incentive fees                                                         39,460                 36,941
                                                                                    --------               --------
                                                                                    $168,939               $148,068
                                                                                    ========               ========


                                                                     (Continued)

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)        Due From General Partner

           During 1998, CCC received over-distributions of $142,660. CCC repaid the over-distribution amount in March 1999.

(4)        Net Lease Revenue

           Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                                      Three Months Ended
                                                                 -------------------------------
                                                                 March 31,             March 31,
                                                                   1999                   1998
                                                                 --------              ---------
               Rental revenue (note 5)                           $400,963               $518,439
               Less:
               Rental equipment operating expenses                102,734                109,314
               Base management fees                                29,952                 36,092
               Reimbursed administrative expenses                  22,354                 36,074
               Incentive fees                                      39,460                 45,337
                                                                 --------               --------
                                                                 $206,463               $291,622
                                                                 ========               ========

(5)        Operating Segment

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

           The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 1,745 twenty-foot, 1,614 forty-foot and 91 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between March 31, 1999 and December 31, 1998.


           During the first three months of 1999, the Registrant disposed of 150 containers as part of its ongoing operations. At March 31, 1999, 72% of the original equipment remained in the Registrant's fleet, as compared to 75% at December 31, 1998, and was comprised of the following:


                                                                                                      40-Foot
                                                            20-Foot              40-Foot            High-Cube
                                                            -------              -------            ---------
               Containers on lease:
                         Term leases                           195                 264                  16
                         Master leases                       1,017                 875                  59
                                                             -----               -----                  --
                                  Subtotal                   1,212               1,139                  75

               Containers off lease                            533                 475                  16
                                                             -----               -----                  --

                         Total container fleet               1,745               1,614                  91
                                                             =====               =====                  ==


                                                                                                              40-Foot
                                                             20-Foot                 40-Foot                  High-Cube
                                                       -----------------        ------------- ---         ----------------
                                                       Units          %         Units          %          Units         %
                                                       -----         ---        -----         ---         -----        ---
               Total purchases                         2,244         100%       2,396         100%         150         100%
                         Less disposals                  499          22%         782          33%          59          39%
                                                       -----         ---        -----         ---          ---         ---
               Remaining fleet at March 31, 1999       1,745          78%       1,614          67%          91          61%
                                                       =====         ===        =====         ===          ===         ===

           The Registrant's operating performance contributed to a 14% increase in net lease receivables at March 31, 1999 when compared to December 31, 1998. During the first quarter of 1999, distributions from operations and sales proceeds amounted to $332,472, reflecting distributions to the general and limited partners for the fourth quarter of 1998. This represents a decrease from the $369,414 distributed during the fourth quarter of 1998, reflecting distributions for the third quarter of 1998. In 1994, pursuant to
           Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the third quarter of 1997, the limited partners received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions were allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash are considered an incentive fee and compensation to the general partner.

           Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three- month period ended March 31, 1998.

           Net lease revenue for the three-month period ended March 31, 1999 was $206,463, a decrease of 29% from the same three-month period in the prior year. Approximately 42% of the Registrant's net earnings for the three-month period ended March 31, 1999 were from gain on disposal of equipment, as compared to 18% for the same three-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

           Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $400,963, reflecting a decline of 23% from the same three-month period in 1998. During 1999, gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 5% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and March 31, 1998 were as follows:


                                                                           Three Months Ended
                                                                          ----------------------
                                                                          March 31,    March 31,
                                                                            1999          1998
                                                                          ---------    ---------
               Average fleet size (measured in twenty-foot equivalent
                     units (TEU))                                           5,286        5,894
               Average Utilization                                             72%          79%


           The age and declining size of the Registrant's fleet contributed to a 10% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 26% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 21% during the three-month period ended March 31, 1998.

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

           Cautionary Statement

           This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

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

           In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation which are now under review.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits


           Exhibit
             No.                          Description                                         Method of Filing
           -------        ---------------------------------------------------             ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,
                          amended and restated as of October 13, 1987                     *

              3(b)        Certificate of Limited Partnership of the Registrant            **

              27          Financial Data Schedule                                         Filed with this document





(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.





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


                                       IEA INCOME FUND VIII,
                                       A California Limited Partnership


                                       By  Cronos Capital Corp.
                                           The General Partner


                                       By  /s/ Dennis J. Tietz
                                           ----------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC



Date: May 15, 1999

                                  EXHIBIT INDEX



           Exhibit
             No.                          Description                                         Method of Filing
           -------        ---------------------------------------------------             ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,
                          amended and restated as of October 13, 1987                     *

              3(b)        Certificate of Limited Partnership of the Registrant            **

              27          Financial Data Schedule                                         Filed with this document




-------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)