Form 10-Q
period 1999-09-30
IEA INCOME FUND VIII
filed 1999-11-15
CIK 821097

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-17942

                            ------------------------

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

        444 MARKET STREET, 15TH FLOOR
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 677-8990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

         Balance Sheets -- September 30, 1999 (unaudited) and
         December 31, 1998...........................................    4

         Statements of Operations for the three and nine months ended
         September 30, 1999 and 1998 (unaudited).....................    5

         Statements of Cash Flows for the nine months ended September
         30, 1999 and 1998 (unaudited)...............................    6

         Notes to Financial Statements (unaudited)...................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   12

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   13

Item 3.  Defaults Upon Senior Securities.............................   13

Item 5.  Other Information...........................................   13

Item 6.  Exhibits and Reports on Form 8-K............................   14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (UNAUDITED)




                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                        ASSETS

Current assets:
  Cash and cash equivalents, includes $638,171 at September
     30, 1999 and $543,682 at December 31, 1998 in
     interest-bearing accounts..............................   $  638,271       $  543,782
  Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       67,997          148,068
  Due from general partner (note 3).........................           --          142,660
                                                               ----------       ----------
          Total current assets..............................      706,268          834,510
                                                               ----------       ----------
Container rental equipment, at cost.........................    8,377,319        9,794,204
  Less accumulated depreciation.............................    5,012,619        5,507,701
                                                               ----------       ----------
     Net container rental equipment.........................    3,364,700        4,286,503
                                                               ----------       ----------
                                                               $4,070,968       $5,121,013
                                                               ==========       ==========

                                     PARTNERS' CAPITAL

Partners' capital (deficit):
  General partner...........................................   $ (141,279)      $    4,649
  Limited partners..........................................    4,212,247        5,116,364
                                                               ----------       ----------
          Total partners' capital...........................    4,070,968        5,121,013
                                                               ----------       ----------
                                                               $4,070,968       $5,121,013
                                                               ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 4)......    $167,346         $264,115         $487,196         $827,365
Other operating expenses:
  Depreciation.........................     126,250          147,040          401,570          458,195
  Other general and administrative
     expenses..........................       7,791           12,425           26,378           32,046
                                           --------         --------         --------         --------
                                            134,041          159,465          427,948          490,241
                                           --------         --------         --------         --------
     Earnings from operations..........      33,305          104,650           59,248          337,124
Other income (loss):
  Interest income......................       6,860            7,009           20,869           23,585
  Net gain (loss) on disposal of
     equipment.........................     (44,966)          17,073           32,376           76,819
                                           --------         --------         --------         --------
                                            (38,106)          24,082           53,245          100,404
                                           --------         --------         --------         --------
     Net earnings (loss)...............    $ (4,801)        $128,732         $112,493         $437,528
                                           ========         ========         ========         ========
Allocation of net earnings (loss):
  General partner......................    $ 37,025         $ 94,707         $(30,065)        $244,348
  Limited partners.....................     (41,826)          34,025          142,558          193,180
                                           --------         --------         --------         --------
                                           $ (4,801)        $128,732         $112,493         $437,528
                                           ========         ========         ========         ========
Limited partners' per unit share of net
  earnings (loss)......................    $  (1.95)        $   1.59         $   6.63         $   8.99
                                           ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................   $   614,256      $   759,425
Cash flows provided by investing activities:
  Proceeds from sale of rental equipment....................       500,112          412,659
Cash flows from (used in) financing activities:
  Repayment of excess-distribution to general partner.......       142,660               --
  Distribution to partners..................................    (1,162,539)      (1,360,118)
                                                               -----------      -----------
  Net cash used in financing activities.....................    (1,019,879)      (1,360,118)
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents........        94,489         (188,034)
Cash and cash equivalents at January 1......................       543,782          723,464
                                                               -----------      -----------
Cash and cash equivalents at September 30...................   $   638,271      $   535,430
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

     As of September 30, 1999, the Partnership owned and operated 1,561 twenty-foot, 1,418 forty-foot and 81 forty-foot high-cube marine dry cargo containers.

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

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Lease receivables, net of doubtful accounts of $55,673 at
  September 30, 1999 and $63,213 at December 31, 1998......    $356,524         $449,861
Less:
Direct operating payables and accrued expenses.............     134,825          138,341
Damage protection reserve..................................      52,045           60,071
Base management fees.......................................      56,047           58,164
Reimbursed administrative expenses.........................       5,310            8,276
Incentive fees.............................................      40,300           36,941
                                                               --------         --------
                                                               $ 67,997         $148,068
                                                               ========         ========

(3) DUE FROM GENERAL PARTNER

     During 1998, CCC received excess-distributions of $142,660. CCC repaid the excess-distribution amount in March 1999.

(4) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company

                             IEA INCOME FUND VIII,
                       (A CALIFORNIA LIMITED PARTNERSHIP)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Rental revenue (note 5)......................    $332,309        $490,568       $1,038,962      $1,504,413
Less:
Rental equipment operating expenses..........      85,714         123,615          293,363         350,387
Base management fees.........................      24,134          34,945           80,995         105,027
Reimbursed administrative expenses...........      14,815          30,952           58,188          92,340
Incentive fees...............................      40,300          36,941          119,220         129,294
                                                 --------        --------       ----------      ----------
                                                 $167,346        $264,115       $  487,196      $  827,365
                                                 ========        ========       ==========      ==========

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 1,561 twenty-foot, 1,418 forty-foot and 81 forty-foot high-cube marine dry cargo containers.

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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     During the first nine months of 1999, the Registrant disposed of 540 containers as part of its ongoing operations. At September 30, 1999, 64% of the original equipment remained in the Registrant's fleet, as compared to 75% at December 31, 1998, and was comprised of the following:

                                                                                40-FOOT
                                                         20-FOOT    40-FOOT    HIGH-CUBE
                                                         -------    -------    ---------
Containers on lease:
Term leases............................................     137        213        19
  Master leases........................................   1,030        862        45
                                                          -----      -----        --
     Subtotal..........................................   1,167      1,075        64
Containers off lease...................................     394        343        17
                                                          -----      -----        --
          Total container fleet........................   1,561      1,418        81
                                                          =====      =====        ==

                                                                                40-FOOT
                                                  20-FOOT        40-FOOT       HIGH-CUBE
                                                -----------    -----------    -----------
                                                UNITS    %     UNITS    %     UNITS    %
                                                -----   ---    -----   ---    -----   ---
Total purchases...............................  2,244   100%   2,396   100%    150    100%
Less disposals................................    683    30%     978    41%     69     46%
                                                -----   ---    -----   ---     ---    ---
Remaining fleet at September 30, 1999.........  1,561    70%   1,418    59%     81     54%
                                                =====   ===    =====   ===     ===    ===

     The Registrant's operating performance contributed to a 54% decrease in net lease receivables at September 30, 1999 when compared to December 31, 1998. During the third quarter of 1999, distributions from operations and sales proceeds amounted to $415,032, reflecting distributions to the general and limited partners for the second quarter of 1999. This remained unchanged from the second quarter of 1999, reflecting distributions for the first quarter of 1999. In 1994, pursuant to Section 6.1(b) and (c) of the Partnership Agreement, the allocation of distributions from operations among the general partner and limited partners was adjusted to 10% and 90%, respectively. With the payment of the distribution for the third quarter of 1997, the limited partners received aggregate distributions in an amount equal to their adjusted capital contributions plus a 10% cumulative, annual return on their adjusted capital contributions. Thereafter, all distributions were allocated 20% to the general partner and 80% to the limited partners, pursuant to Sections 6.1(b) and (c) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 10% of distributable cash will be considered an incentive fee and compensation to the general partner.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

(2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine-month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $167,346 and $487,196, respectively, a decrease of 37% and 41% from the respective three and nine-month periods in the prior year. Approximately 29% of the Registrant's net earnings for the nine-month period ended September 30, 1999 were from gain on disposal of equipment, as compared to 18% for the same nine-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposals should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $332,309 and $1,038,962, respectively, reflecting a decline of 32% and 31% from the same respective three and nine-month periods in 1998. During 1999, gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 17% and 10%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Average fleet size (measured in
  twenty-foot equivalent units
  (TEU))...............................      4,743            5,582            5,025            5,750
Average Utilization....................         76%              77%              73%              78%

     The Registrant's aging and diminishing fleet contributed to a decrease of 14% and 12%, respectively, in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 26% and 28%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1999, as compared to 25% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998.

YEAR 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing (ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                          DESCRIPTION                           METHOD OF FILING
        -------                        -----------                       ------------------------
         3(a)     Limited Partnership Agreement of the Registrant,       *
                  amended and restated as of October 13, 1987
          3(b)    Certificate of Limited Partnership of the Registrant   **
        27        Financial Data Schedule                                Filed with this document

     (b) Reports on Form 8-K

     On August 20, 1999 and August 23, 1999, the Registrant filed a Report on Form 8-K and a Report on Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

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

                                          By /s/ PETER J. YOUNGER
                                            ------------------------------------
                                            Peter J. Younger
                                            Chief Financial Officer and
                                             Treasurer of Cronos Capital Corp.
                                             ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                                METHOD OF FILING
-------                           -----------                            ------------------------
 3(a)     Limited Partnership Agreement of the Registrant, amended       *
          and restated as of October 13, 1987
  3(b)    Certificate of Limited Partnership of the Registrant           **
27        Financial Data Schedule                                        Filed with this document

---------------
 * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on
   Form S-1 (No. 33-16984)
                                       16