Form 10-Q
period 2000-03-31
IEA INCOME FUND VIII
filed 2000-05-15
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS




                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                      4


         Condensed Statements of Operations for the three months ended March 31, 2000
           and 1999 (unaudited)                                                                           5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000
           and 1999 (unaudited)                                                                           6


         Notes to Condensed Financial Statements (unaudited)                                              7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                           March 31,        December 31,
                                                                             2000              1999
                                                                         ------------      ------------
                 Assets

Current assets:

   Cash and cash equivalents, includes $470,231 at March 31, 2000 and
         $416,588 at December 31, 1999 in interest-bearing accounts      $    470,342      $    416,688
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                         166,309           138,387
                                                                         ------------      ------------

         Total current assets                                                 636,651           555,075
                                                                         ------------      ------------

Container rental equipment, at cost                                         7,523,387         7,997,621
   Less accumulated depreciation                                            4,667,895         4,881,001
                                                                         ------------      ------------
      Net container rental equipment                                        2,855,492         3,116,620
                                                                         ------------      ------------

         Total assets                                                    $  3,492,143      $  3,671,695
                                                                         ============      ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                    $   (98,006)       $  (140,445)
   Limited partners                                                      3,590,149          3,812,140
                                                                         ---------          ---------

         Total partners' capital                                      $  3,492,143       $  3,671,695
                                                                         =========          =========


The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                       Three Months Ended
                                                    ------------------------
                                                    March 31,      March 31,
                                                       2000           1999
                                                    ---------      ---------
Net lease revenue (notes 1 and 4)                   $ 143,621      $ 206,463

Other operating expenses:
  Depreciation                                         97,502        138,924
  Other general and administrative expenses            10,722         12,037
                                                    ---------      ---------

                                                      108,224        150,961
                                                    ---------      ---------

    Income from operations                             35,397         55,502

Other income:
  Interest income                                       4,837          6,172
  Net gain on disposal of equipment                    44,681         44,665
                                                    ---------      ---------
                                                       49,518         50,837
                                                    ---------      ---------

    Net income                                      $  84,915      $ 106,339
                                                    =========      =========


Allocation of net income (loss):
  General partner                                   $  71,824      $(104,766)
  Limited partners                                     13,091        211,105
                                                    ---------      ---------

                                                    $  84,915      $ 106,339
                                                    =========      =========


Limited partners' per unit share of net income      $    0.61      $    9.82
                                                    =========      =========


   The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                     Three Months Ended
                                                                  -------------------------
                                                                  March 31,       March 31,
                                                                    2000            1999
                                                                  ---------       ---------
Net cash provided by operating activities                         $ 181,028       $ 220,249

Cash flows provided by investing activities:
  Proceeds from sale of rental equipment                            137,093         175,903

Cash flows from (used in) financing activities:
  Repayment of over-distribution to general partner (note 3)             --         142,660
  Distribution to partners                                         (264,467)       (332,472)
                                                                  ---------       ---------

  Net cash used in financing activities                            (264,467)       (189,812)
                                                                  ---------       ---------

Net increase in cash and cash equivalents                            53,654         206,340


Cash and cash equivalents at January 1                              416,688         543,782
                                                                  ---------       ---------


Cash and cash equivalents at March 31                             $ 470,342       $ 750,122
                                                                  =========       =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                       March 31,        December 31,
                                                        2000               1999
                                                    -------------      -------------

Gross lease receivables                             $     474,618      $     426,678
Less:
Direct operating payables and accrued expenses             95,659             96,695
Damage protection reserve                                  42,150             48,136
Base management fees payable                               54,384             58,419
Reimbursed administrative expenses                         10,510              5,021
Allowance for doubtful accounts                            73,702             50,635
Incentive fees                                             31,904             29,385
                                                    -------------      -------------

Net lease receivables                               $     166,309      $     138,387
                                                    =============      =============

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Due From General Partner

     During 1998, CCC received over-distributions of $142,660. CCC repaid the over-distribution amount in March 1999.


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 was as follows:



                                           Three Months Ended
                                         -------------------------
                                         March 31,      March 31,
                                            2000           1999
                                         ---------      ---------
Rental revenue (note 5)                  $ 297,738      $ 400,963
Less:
Rental equipment operating expenses         82,684        102,734
Base management fees                        19,057         29,952
Reimbursed administrative expenses          20,472         22,354
Incentive fees                              31,904         39,460
                                         ---------      ---------
                                         $ 143,621      $ 206,463
                                         =========      =========

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

     The Partnership derives its revenues from marine dry cargo containers. As of March 31, 2000, the Partnership operated 1,444 twenty-foot, 1,219 forty-foot and 80 forty-foot high-cube marine dry cargo containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     During the first three months of 2000, the Registrant disposed of 188 containers as part of its ongoing operations. At March 31, 2000, 57% of the original equipment remained in the Registrant's fleet, as compared to 61% at December 31, 1999, and was comprised of the following:


                                                              40-Foot
                                  20-Foot        40-Foot      High-Cube
                                ---------      ---------      ---------
Containers on lease:
     Term leases                      118            181             17
     Master leases                  1,046            776             40
                                ---------      ---------      ---------
        Subtotal                    1,164            957             57

Containers off lease                  280            262             23
                                ---------      ---------      ---------

     Total container fleet          1,444          1,219             80
                                =========      =========      =========



                                                                                        40-Foot
                                            20-Foot                40-Foot              High-Cube
                                       ----------------       ----------------       ----------------
                                       Units        %         Units        %         Units        %
                                       -----      -----       -----      -----       -----      -----
Total purchases                        2,244        100%      2,396        100%        150        100%
     Less disposals                      800         36%      1,177         49%         70         47%
                                       -----      -----       -----      -----       -----      -----

Remaining fleet at March 31, 2000      1,444         64%      1,219         51%         80         53%
                                       =====      =====       =====      =====       =====      =====



     The Registrant's allowance for doubtful accounts increased from $50,635 at December 31, 1999 to $73,702 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     The Registrant's operating performance contributed to a 20% increase in net lease receivables at March 31, 2000 when compared to December 31, 1999. During the first quarter of 2000, distributions from operations and sales proceeds amounted to $264,467, reflecting distributions to the general and limited partners for the fourth quarter of 1999. This represents a decrease from the $422,589 distributed during the fourth quarter of 1999, reflecting distributions for the third quarter of 1999.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.

2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $143,621, a decrease of 30% from the same three-month period in the prior year. Approximately 53% of the Registrant's net income for the three-month period ended March 31, 2000 was from gain on disposal of equipment, as compared to 42% for the same three-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $297,738, reflecting a decline of 26% from the same three-month period in 1999. Gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 16% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and March 31, 1999 were as follows:


                                                    Three Months Ended
                                                 -------------------------
                                                  March 31,      March 31,
                                                   2000            1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))                           4,197           5,286

Average utilization                                     78%             72%

     The age and declining size of the Registrant's fleet contributed to a 30% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 28% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 26% during the three-month period ended March 31, 1999.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

 (a) Exhibits

  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------

   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of October 13, 1987


   3(b)       Certificate   of  Limited   Partnership   of  the    **
              Registrant


   27         Financial Data Schedule                              Filed with this document



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.




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




                                   IEA INCOME FUND VIII,
                                   A California Limited Partnership


                                   By   Cronos Capital Corp.
                                        The General Partner




                                   By   /s/ Dennis J. Tietz
                                     -------------------------------------------
                                        Dennis J. Tietz
                                        President and Director of Cronos Capital
                                        Corp. ("CCC")
                                        Principal Executive Officer of CCC




Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------
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