Form 10-Q
period 2000-06-30
IEA INCOME FUND VIII
filed 2000-08-11
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                             PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                          4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)            5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                      6


            Notes to Condensed Financial Statements (unaudited)                                                                 7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                              10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                         11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                                   12


  Item 6.   Exhibits and Reports on Form 8-K                                                                                   12


                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                              June 30,         December 31,
                                                                                2000                1999
                                                                           -------------       -------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $440,010 at June 30, 2000 and
          $416,588 at December 31, 1999 in interest-bearing accounts       $     481,502       $     416,688
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                          124,227             138,387
                                                                           -------------       -------------

             Total current assets                                                605,729             555,075
                                                                           -------------       -------------

Container rental equipment, at cost                                            7,098,943           7,997,621
    Less accumulated depreciation                                              4,457,638           4,881,001
                                                                           -------------       -------------
        Net container rental equipment                                         2,641,305           3,116,620
                                                                           -------------       -------------

             Total assets                                                  $   3,247,034       $   3,671,695
                                                                           =============       =============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                                        $     (99,146)      $    (140,445)
    Limited partners                                                           3,346,180           3,812,140
                                                                           -------------       -------------

             Total partners' capital                                       $   3,247,034       $   3,671,695
                                                                           =============       =============

The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             Three Months Ended              Six Months Ended
                                                           ------------------------       -----------------------
                                                            June 30,       June 30,        June 30,       June 30,
                                                             2000           1999            2000           1999
                                                           ---------      ---------       ---------      ---------
Net lease revenue (notes 1 and 4)                          $ 125,499      $ 113,387       $ 269,120      $ 319,850

Other operating expenses:
   Depreciation                                               72,653        136,396         170,155        275,320
   Other general and administrative expenses                  17,431          6,550          28,153         18,587
                                                           ---------      ---------       ---------      ---------
                                                              90,084        142,946         198,308        293,907
                                                           ---------      ---------       ---------      ---------

      Income (loss) from operations                           35,415        (29,559)         70,812         25,943

Other income:
   Interest income                                             5,287          7,837          10,124         14,009
   Net gain on disposal of equipment                           1,324         32,677          46,005         77,342
                                                           ---------      ---------       ---------      ---------
                                                               6,611         40,514          56,129         91,351
                                                           ---------      ---------       ---------      ---------

      Net income                                           $  42,026      $  10,955       $ 126,941      $ 117,294
                                                           =========      =========       =========      =========

Allocation of net income (loss):
   General partners                                        $  30,763      $  37,676       $ 102,587      $ (67,090)
   Limited partners                                           11,263        (26,721)         24,354        184,384
                                                           ---------      ---------       ---------      ---------

                                                           $  42,026      $  10,955       $ 126,941      $ 117,294
                                                           =========      =========       =========      =========

Limited partners' per unit share of net income (loss)      $    0.52      $   (1.24)      $    1.13      $    8.58
                                                           =========      =========       =========      =========

The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Six Months Ended
                                                                   -------------------------
                                                                    June 30,        June 30,
                                                                      2000            1999
                                                                   ---------       ---------
Net cash provided by operating activities                          $ 326,945       $ 406,528

Cash provided by investing activities:
   Proceeds from sale of rental equipment                            289,472         338,677

Cash from (used in) financing activities:
   Repayment of over-distribution to general partner (note 3)             --         142,660
   Distribution to partners                                         (551,603)       (747,504)
                                                                   ---------       ---------

   Net cash used in financing activities                            (551,603)       (604,844)
                                                                   ---------       ---------

Net increase in cash and cash equivalents                             64,814         140,361


Cash and cash equivalents at January 1                               416,688         543,782
                                                                   ---------       ---------


Cash and cash equivalents at June 30                               $ 481,502       $ 684,143
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


                                       7                             (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,         December 31,
                                                                    2000               1999
                                                                -------------      -------------
            Gross lease receivables                             $     414,964      $     426,678
            Less:
            Direct operating payables and accrued expenses             51,362             96,695
            Damage protection reserve                                  38,014             48,136
            Base management fees payable                               53,643             58,419
            Reimbursed administrative expenses                         14,533              5,021
            Allowance for doubtful accounts                           100,441             50,635
            Incentive fees                                             32,744             29,385
                                                                -------------      -------------

            Net lease receivables                               $     124,227      $     138,387
                                                                =============      =============


                                       8                            (Continued)

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Due From General Partner

       During 1998, CCC received over-distributions of $142,660. CCC repaid the over-distribution amount in March 1999.


(4)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:


                                                     Three Months Ended          Six Months Ended
                                                   ----------------------      ----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------

          Rental revenue (note 5)                  $278,064      $305,690      $575,802      $706,653
          Less:
          Rental equipment operating expenses        84,932       104,915       167,616       207,649
          Base management fees                       16,848        26,909        35,905        56,861
          Reimbursed administrative expenses         18,041        21,019        38,513        43,373
          Incentive fees                             32,744        39,460        64,648        78,920
                                                   --------      --------      --------      --------

                                                   $125,499      $113,387      $269,120      $319,850
                                                   ========      ========      ========      ========

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

       The Partnership derives its revenues from dry cargo marine containers. As of June 30, 2000, the Partnership operated 1,373 twenty-foot, 1,135 forty-foot and 75 forty-foot high-cube dry cargo marine containers.

       Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

                                       9                             (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       During the first six months of 2000, the Registrant disposed of 348 containers as part of its ongoing operations. At June 30, 2000, 54% of the original equipment remained in the Registrant's fleet, as compared to 61% at December 31, 1999, and was comprised of the following:


                                                                   40-Foot
                                              20-Foot    40-Foot   High-Cube
                                              -------    -------   ---------
            Containers on lease:
                   Term leases                    125        178         16
                   Master leases                  976        768         36
                                              -------    -------    -------
                        Subtotal                1,101        946         52

            Containers off lease                  272        189         23
                                              -------    -------    -------

                   Total container fleet        1,373      1,135         75
                                              =======    =======    =======



                                                                                                    40-Foot
                                                       20-Foot               40-Foot               High-Cube
                                                  ----------------       ----------------       ----------------
                                                  Units          %       Units          %       Units          %
                                                  -----      -----       -----      -----       -----      -----
            Total purchases                       2,244        100%      2,396        100%        150        100%
                   Less disposals                   871         39%      1,261         53%         75         50%
                                                  -----      -----       -----      -----       -----      -----

            Remaining fleet at June 30, 2000      1,373         61%      1,135         47%         75         50%
                                                  =====      =====       =====      =====       =====      =====


       The Registrant's allowance for doubtful accounts increased from $50,635 at December 31, 1999 to $100,441 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 11 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       During the second quarter of 2000, distributions issued from operations and sales proceeds amounted to $287,136, reflecting distributions due to the general and limited partners for the first quarter of 2000. This represents an increase from the $264,467 issued during the first quarter of 2000, reflecting distributions due for the fourth quarter of 1999.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.

                                       10                            (Continued)

2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $125,499 and $269,120, respectively, an increase of 11% and a decrease of 16% from the respective three and six-month periods in the prior year. For the three and six-month periods ended June 30, 2000, approximately 3% and 36%, respectively, of the Registrant's net income was from gain on disposal of equipment, as compared to 298% and 66%, respectively, for the same three and six-month periods in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposal should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

       Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $278,064 and $575,802, respectively, reflecting declines of 9% and 19% from the same respective three and six-month periods in 1999. Gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 12% and 14%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and June 30, 1999 were as follows:


                                                             Three Months Ended              Six Months Ended
                                                           --------       --------       --------       --------
                                                           June 30,       June 30,       June 30,       June 30,
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
          Average fleet size (measured in twenty-foot
              equivalent units (TEU))                         3,859          5,059          4,052          5,175
          Average utilization                                    82%            72%            80%            72%


       The age and declining size of the Registrant's fleet contributed to reductions in depreciation expense of 47% and 38%, respectively, for the three and six-month periods ended June 30, 2000 when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses as a percent of the Registrant's gross lease revenue, were 31% and 29%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 34% and 29%, respectively, during the three and six-month periods ended June 30, 1999.



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.     Exhibits and Reports on Form 8-K

 (a)   Exhibits


                   Exhibit
                      No.                                 Description                                            Method of Filing
                   -------      --------------------------------------------------------------------       ----------------------
                    3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                                as of October 13, 1987

                    3(b)        Certificate of Limited Partnership of the Registrant                       **

                    27          Financial Data Schedule                                                    Filed with this document

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

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




                                   IEA INCOME FUND VIII,
                                   A California Limited Partnership


                                   By  Cronos Capital Corp.
                                       The General Partner




                                   By  /s/ Dennis J. Tietz
                                      ------------------------------------------
                                       Dennis J. Tietz
                                       President and Director of Cronos Capital
                                        Corp. ("CCC")
                                       Principal Executive Officer of CCC




Date: August 14, 2000

                                  EXHIBIT INDEX



                   Exhibit
                      No.                                 Description                                            Method of Filing
                   -------      --------------------------------------------------------------------       ----------------------
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