Form 10-Q
period 2000-09-30
IEA INCOME FUND VIII
filed 2000-11-14
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________



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

          One Front Street, 15th Floor, San Francisco, California 94111
          (Address of principal executive offices)         (Zip Code)

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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                              PAGE
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements


           Condensed Balance Sheets (unaudited) - September 30, 2000 and  December 31, 1999     4


           Condensed Statements of Operations (unaudited) for the three and nine months
           ended September 30, 2000 and 1999                                                    5


           Condensed Statements of Cash Flows (unaudited) for the nine months ended
           September 30, 2000 and 1999                                                          6


           Notes to Condensed Financial Statements (unaudited)                                  7


   Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                       10


   Item 3. Quantitative and Qualitative Disclosures About Market Risk                          11


PART II - OTHER INFORMATION


   Item 1. Legal Proceedings                                                                   12


   Item 6. Exhibits and Reports on Form 8-K                                                    13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

       Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                   September 30,     December 31,
                                                                                       2000             1999
                                                                                   -----------       -----------
                            Assets

Current assets:
       Cash and cash equivalents, includes $278,945 at September 30, 2000 and
             $416,588 at December 31, 1999 in interest-bearing accounts            $   527,234       $   416,688
       Net lease receivables due from Leasing Company
              (Notes 1 and 2)                                                          153,937           138,387
                                                                                   -----------       -----------

                       Total current assets                                            681,171           555,075
                                                                                   -----------       -----------

Container rental equipment, at cost                                                  6,491,285         7,997,621
       Less accumulated depreciation                                                 4,098,932         4,881,001
                                                                                   -----------       -----------
              Net container rental equipment                                         2,392,353         3,116,620
                                                                                   -----------       -----------

                       Total assets                                                $ 3,073,524       $ 3,671,695
                                                                                   ===========       ===========

                            Partners' Capital

Partners' capital (deficit):
       General partner                                                             $  (110,572)      $  (140,445)
       Limited partners                                                              3,184,096         3,812,140
                                                                                   -----------       -----------

                       Total partners' capital                                     $ 3,073,524       $ 3,671,695
                                                                                   ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                               Three Months Ended             Nine Months Ended
                                                          -----------------------------   ----------------------------
                                                          September 30,   September 30,   September 30,  September 30,
                                                              2000            1999           2000           1999
                                                          -------------   -------------   -------------  -------------
Net lease revenue (Notes 1 and 4)                          $ 181,599       $ 167,346       $ 450,719      $ 487,196

Other operating expenses:
     Depreciation                                             41,768         126,250         211,923        401,570
     Other general and administrative expenses                12,453           7,791          40,606         26,378
                                                           ---------       ---------       ---------      ---------
                                                              54,221         134,041         252,529        427,948
                                                           ---------       ---------       ---------      ---------

         Income from operations                              127,378          33,305         198,190         59,248

Other income (loss):
     Interest income                                           3,592           6,860          13,716         20,869
     Net gain (loss) on disposal of equipment                 (9,789)        (44,966)         36,216         32,376
                                                           ---------       ---------       ---------      ---------
                                                              (6,197)        (38,106)         49,932         53,245
                                                           ---------       ---------       ---------      ---------

         Net income (loss)                                 $ 121,181       $  (4,801)      $ 248,122      $ 112,493
                                                           =========       =========       =========      =========

Allocation of net income (loss):
     General partners                                      $  21,317       $  37,025       $ 123,904      $ (30,065)
     Limited partners                                         99,864         (41,826)        124,218        142,558
                                                           ---------       ---------       ---------      ---------

                                                           $ 121,181       $  (4,801)      $ 248,122      $ 112,493
                                                           =========       =========       =========      =========

Limited partners' per unit share of net income (loss)      $    4.65       $   (1.95)      $    5.78      $    6.63
                                                           =========       =========       =========      =========


         The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                           Nine Months Ended
                                                                     -----------------------------
                                                                     September 30,     September 30,
                                                                         2000             1999
                                                                     -----------       -----------
Net cash provided by operating activities                            $   512,298       $   614,256

Cash provided by investing activities:
     Proceeds from sale of rental equipment                              444,542           500,112

Cash from financing activities:
     Repayment of over-distribution to general partner (Note 3)               --           142,660
     Distribution to Partners                                           (846,294)       (1,162,539)
                                                                     -----------       -----------

     Net cash used in financing activities                              (846,294)       (1,019,879)
                                                                     -----------       -----------

Net increase in cash and cash equivalents                                110,546            94,489

Cash and cash equivalents, beginning of period                           416,688           543,782
                                                                     -----------       -----------

Cash and cash equivalents, end of period                             $   527,234       $   638,271
                                                                     ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

       (d)    Financial Statement Presentation

              These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

              The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                  September 30,  December 31,
                                                      2000          1999
                                                  ------------   ------------
Gross lease receivables                             $442,392      $426,678
Less:
Direct operating payables and accrued expenses        77,684        96,695
Damage protection reserve                             33,921        48,136
Base management fees payable                          55,327        58,419
Reimbursed administrative expenses                    14,083         5,021
Allowance for doubtful accounts                       75,536        50,635
Incentive fees                                        31,904        29,385
                                                    --------      --------
Net lease receivables                               $153,937      $138,387
                                                    ========      ========


                                                                     (Continued)

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)    Due From General Partner

       During 1998, CCC received over-distributions of $142,660. CCC repaid the over-distribution amount in March 1999.


(4)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                             Three Months Ended               Nine Months Ended
                                        ----------------------------    -----------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            2000            1999            2000            1999
                                        -------------   ------------    ------------    -------------
Rental revenue                           $  259,132      $  332,309      $  834,934      $1,038,962
Less:
Rental equipment operating expenses          16,941          85,714         184,557         293,363
Base management fees                         19,749          24,134          55,654          80,995
Reimbursed administrative expenses            8,940          14,815          47,453          58,188
Incentive fees                               31,903          40,300          96,551         119,220
                                         ----------      ----------      ----------      ----------

                                         $  181,599      $  167,346      $  450,719      $  487,196
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

       The Partnership derives its revenues from dry cargo marine containers. As of September 30, 2000, the Partnership operated 1,254 twenty-foot, 1,034 forty-foot and 70 forty-foot high-cube dry cargo marine containers.

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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

       During the first nine months of 2000, the Registrant disposed of 573 containers as part of its ongoing operations. At September 30, 2000, 49% of the original equipment remained in the Registrant's fleet, as compared to 61% at December 31, 1999, and was comprised of the following:

                                                                         40-Foot
                                         20-Foot        40-Foot         High-Cube
                                         -------        -------         ---------
Containers on lease:
           Term leases                      121            168             16
           Master leases                    895            699             36
                                          -----          -----             --
                    Subtotal              1,016            867             52

Containers off lease                        238            167             18
                                          -----          -----             --

           Total container fleet          1,254          1,034             70
                                          =====          =====             ==


                                                                                                                     40-Foot
                                                      20-Foot                         40-Foot                       High-Cube
                                               --------------------           --------------------             ------------------
                                               Units             %            Units             %             Units            %
                                               -----            ---           -----            ---            -----           ---
Total purchases                                2,244            100%          2,396            100%            150            100%
           Less disposals                        990             44%          1,362             57%             80             53%
                                               -----            ---           -----            ---             ---            ---

Remaining fleet at September 30, 2000          1,254             56%          1,034             43%             70             47%
                                               =====            ===           =====            ===             ===            ===


The Registrant's allowance for doubtful accounts increased from $50,635 at December 31, 1999 to $75,536 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 16 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

During the third quarter of 2000, distributions made from operations and sales proceeds amounted to $294,691, reflecting distributions due to the general and limited partners for the second quarter of 2000. This represents an increase from the $287,136 issued during the second quarter of 2000, reflecting distributions due for the first quarter of 2000.

During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


                                                                     (Continued)

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

       Net lease revenue for the three and nine-month periods ended September 30, 2000 was $181,599 and $450,719, respectively, an increase of 9% and a decrease of 7% from the respective three and nine-month periods in the prior year. Net income from the gain on disposal of equipment during both the three-month periods ended September 30, 2000 and 1999 was 0%. Approximately 15% of the Registrant's net income for the nine-month period ended September 30, 2000 was from gain on disposal of equipment, as compared to 29% for the same nine-month period in the prior year. As the Registrant's disposals increase in subsequent periods, net gain on disposals should contribute significantly to the Registrant's net earnings and may fluctuate depending on the level of container disposals.

       Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $259,132 and $834,934, respectively, reflecting declines of 22% and 20% from the same respective three and nine-month periods in 1999. Gross rental revenue was impacted by the Registrant's slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 6% and 12%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                   Three Months Ended              Nine Months Ended
                                             -------------   -------------   -------------   -------------
                                             September 30,   September 30,   September 30,   September 30,
                                                 2000            1999            2000            1999
                                             -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-
   foot equivalent units (TEU))                  3,582           4,743           3,911           5,025
Average utilization                                 83%             76%             81%             73%

       The age and declining size of the Registrant's fleet contributed to reductions in depreciation expense of 67% and 47%, respectively, for the three and nine-month periods ended September 30, 2000 when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses as a percent of the Registrant's gross lease revenue, were 7% and 22%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 26% and 28%, respectively, during the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts.



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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit
  No.                                     Description                                         Method of Filing
-------              --------------------------------------------------------                 ----------------
  3(a)               Limited Partnership Agreement of the Registrant, amended                 *
                     and restated as of October 13, 1987

  3(b)               Certificate of Limited Partnership of the Registrant                     **

  27                 Financial Data Schedule                                                  Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.



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




                                       IEA INCOME FUND VIII,
                                       A California Limited Partnership


                                       By Cronos Capital Corp.
                                       The General Partner




                                       By /s/ Dennis J. Tietz
                                         ------------------------
                                         Dennis J. Tietz
                                         President and Director of
                                         Cronos Capital Corp. ("CCC")
                                         Principal Executive Officer of CCC




Date: November 14, 2000

                                  EXHIBIT INDEX



Exhibit
  No.                                Description                                        Method of Filing
-------        --------------------------------------------------------                 ----------------
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