Form 10-Q
period 2001-03-31
IEA INCOME FUND VIII
filed 2001-05-15
CIK 821097

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO ________


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

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000
         (unaudited)                                                                               5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000
         (unaudited)                                                                               6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                                  March 31,              December 31,
                                                                                    2001                    2000
                                                                                 -----------             -----------
                                                                                 (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $387,659 at March 31, 2001 and
         $463,158 at December 31, 2000 in interest-bearing accounts              $   456,624             $   598,531
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                103,280                  83,433
                                                                                 -----------             -----------

         Total current assets                                                        559,904                 681,964
                                                                                 -----------             -----------

Container rental equipment, at cost                                                5,446,693               5,929,323
   Less accumulated depreciation                                                   3,498,995               3,761,161
                                                                                 -----------             -----------
      Net container rental equipment                                               1,947,698               2,168,162
                                                                                 -----------             -----------

         Total assets                                                            $ 2,507,602             $ 2,850,126
                                                                                 ===========             ===========

            Partners' Capital

Partners' capital (deficit):
   General partner                                                               $  (135,617)            $  (132,192)
   Limited partners                                                                2,643,219               2,982,318
                                                                                 -----------             -----------

         Total partners' capital                                                 $ 2,507,602             $ 2,850,126
                                                                                 ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                          ------------------------------
                                                          March 31,             March 31,
                                                            2001                  2000
                                                          ---------             --------
Net lease revenue (notes 1 and 3)                         $ 131,228             $143,621

Other operating expenses:
  Depreciation                                               56,790               97,502
  Other general and administrative expenses                  20,408               10,722
                                                          ---------             --------
                                                             77,198              108,224
                                                          ---------             --------

    Income from operations                                   54,030               35,397

Other income:
  Interest income                                             5,807                4,837
  Net (loss) gain on disposal of equipment                   (9,438)              44,681
                                                          ---------             --------
                                                             (3,631)              49,518
                                                          ---------             --------

    Net income                                            $  50,399             $ 84,915
                                                          =========             ========

Allocation of net income:
  General partner                                         $  40,233             $ 71,824
  Limited partners                                           10,166               13,091
                                                          ---------             --------

                                                          $  50,399             $ 84,915
                                                          =========             ========

Limited partners' per unit share of net income            $    0.47             $   0.61
                                                          =========             ========


   The accompanying notes are an integral part of these financial statements.

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                March 31,             March 31,
                                                                  2001                  2000
                                                                ---------             ---------
Net cash provided by operating activities                       $ 119,036             $ 181,028

Cash flows provided by investing activities:
  Proceeds from sale of rental equipment                          131,980               137,093

Cash flows used in financing activities:
  Distribution to partners                                       (392,923)             (264,467)
                                                                ---------             ---------


Net (decrease) increase in cash and cash equivalents             (141,907)               53,654


Cash and cash equivalents at January 1                            598,531               416,688
                                                                ---------             ---------


Cash and cash equivalents at March 31                           $ 456,624             $ 470,342
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees earned, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                   --------          ------------
         Gross lease receivables                                   $307,719            $329,461
         Less:
         Direct operating payables and accrued expenses              53,427              60,107
         Damage protection reserve                                   24,169              25,089
         Base management fees payable                                49,976              52,631
         Reimbursed administrative expenses                           9,026              11,647
         Allowance for doubtful accounts                             36,777              36,554
         Incentive fees                                              31,064              60,000
                                                                   --------            --------

         Net lease receivables                                     $103,280            $ 83,433
                                                                   ========            ========


                                                                     (Continued)

                              IEA INCOME FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                             Three Months Ended
                                                        ----------------------------
                                                        March 31,           March 31,
                                                          2001                2000
                                                        --------            --------
         Rental revenue                                 $201,217            $297,738
         Less:
         Rental equipment operating expenses              31,137              82,684
         Base management fees                             14,045              19,057
         Reimbursed administrative expenses               10,085              20,472
         Incentive fees                                   14,722              31,904
                                                        --------            --------

                                                        $131,228            $143,621
                                                        ========            ========

(4)     Operating Segment

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

        The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2001, the Partnership operated 1,044 twenty-foot, 878 forty-foot and 55 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $456,624 in cash and cash equivalents, a decrease of $141,907 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        During the first three months of 2001, the Registrant disposed of 176 containers as part of its ongoing operations. At March 31, 2001, 41% of the original equipment remained in the Registrant's fleet, as compared to 45% at December 31, 2000, and was comprised of the following:

                                                                             40-Foot
                                              20-Foot         40-Foot       High-Cube
                                              -------         -------       ---------
         Containers on lease:
              Term leases                        136            207            15
              Master leases                      730            499            27
                                               -----            ---            --
                 Subtotal                        866            706            42

         Containers off lease                    178            172            13
                                               -----            ---            --

              Total container fleet            1,044            878            55
                                               =====            ===            ==

                                                                                                                40-Foot
                                                              20-Foot                   40-Foot                High-Cube
                                                        -----------------         -----------------        ----------------
                                                        Units          %          Units          %         Units         %
                                                        -----         ---         -----         ---        -----        ---
         Total purchases                                2,244         100%        2,396         100%        150         100%
              Less disposals                            1,200          54%        1,518          64%         95          64%
                                                        -----         ---         -----         ---         ---         ---

         Remaining fleet at March 31, 2001              1,044          46%          878          36%         55          36%
                                                        =====         ===         =====         ===         ===         ===

        The Registrant's operating performance contributed to a 24% increase in net lease receivables at March 31, 2001 when compared to December 31, 2000. The increase is primarily due to the decrease in accrued expenses, including incentive fees payable and reimbursable administrative expenses, partially offset by the decrease in gross lease receivables. During the first quarter of 2001, distributions from operations and sales proceeds amounted to $349,264, reflecting distributions to the general and limited partners for the fourth quarter of 2000. This represents an increase from the $255,232 distributed during the fourth quarter of 2000, reflecting distributions for the third quarter of 2000. The increase in distributions was a result of favorable cash collections of outstanding receivables and an increase in container sales proceeds generated during the fourth quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


                                                                     (Continued)

2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $131,228, a decrease of 9% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $201,217, reflecting a decline of 32% from the same three-month period in 2000. Gross rental revenue was impacted by the Registrant's smaller fleet size and lower per-diem rental rates. Average per-diem rental rates decreased approximately 8% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and March 31, 2000 were as follows:

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,     March 31,
                                                            2001          2000
                                                          --------      --------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))                         3,043         4,197
         Average utilization                                   83%           78%

        Depreciation expense declined 42% when compared to the same three-month period in the prior year. Rental equipment operating expenses were 15% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 28% during the three-month period ended March 31, 2000, primarily due to the reduction in the provision for doubtful accounts, in the amount of $22,748.

        The Registrant disposed of 176 containers during the first quarter of 2001, as compared to 188 containers during the first quarter of 2000. These disposals resulted in a loss of $9,438 for the first quarter of 2001, as compared to a gain of $44,681 for the first quarter of 2000. The Registrant believes that the net loss on container disposals in the first quarter of 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.


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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            -------                     -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,                *
                       amended and restated as of October 13, 1987

             3(b)      Certificate of Limited Partnership of the                      **
                       Registrant

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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


                                       IEA INCOME FUND VIII,
                                       A California Limited Partnership


                                       By  Cronos Capital Corp.
                                           The General Partner


                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC


                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC



Date: May 15, 2001

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