Form 10-Q
period 2001-09-30
IEA INCOME FUND VIII
filed 2001-11-14
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓ .    No       .

IEA INCOME FUND VIII,
A California Limited Partnership

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

IEA INCOME FUND VIII,
A California Limited Partnership

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $338,691 at September 30, 2001 and $463,158 at December 31, 2000 in interest-bearing accounts	$353,691	$598,531

Net lease receivables due from Leasing Company (notes 1 and 2)	33,149	83,433

Total current assets	386,840	681,964

Container rental equipment, at cost	4,822,608	5,929,323

Less accumulated depreciation	3,226,048	3,761,161

Net container rental equipment	1,596,560	2,168,162

Total assets	$1,983,400	$2,850,126

Partners’ Capital

Partners’ capital (deficit):

General partner	$(140,859)	$(132,192)

Limited partners	2,124,259	2,982,318

Total partners’ capital	$1,983,400	$2,850,126

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$86,109	$181,599	$322,895	$450,719

Other operating expenses:

Depreciation	109,817	41,768	199,549	211,923

Other general and administrative expenses	13,213	12,453	47,576	40,606

	123,030	54,221	247,125	252,529

Income (loss) from operations	(36,921)	127,378	75,770	198,190

Other income (loss):

Interest income	3,031	3,592	12,977	13,716

Net (loss) gain on disposal of equipment	(3,292)	(9,789)	(18,503)	36,216

	(261)	(6,197)	(5,526)	49,932

Net (loss) income	$(37,182)	$121,181	$70,244	$248,122

Allocation of net (loss) income:

General partner	$26,370	$21,317	$95,441	$123,904

Limited partners	(63,552)	99,864	(25,197)	124,218

	$(37,182)	$121,181	$70,244	$248,122

Limited partners’ per unit share of net (loss) income	$(2.96)	$4.65	$(1.17)	$5.78

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$301,266	$512,298

Cash provided by investing activities:

Proceeds from sale of rental equipment	390,864	444,542

Cash flows used in financing activities:

Distribution to partners	(936,970)	(846,294)

Net increase (decrease) in cash and cash equivalents	(244,840)	110,546

Cash and cash equivalents at January 1	598,531	416,688

Cash and cash equivalents at September 30	$353,691	$527,234

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $110,200 from June 1 to September 30, 2001.

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

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees earned, reimbursed administrative expenses, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$199,981	$329,461

Less:

Direct operating payables and accrued expenses	63,838	60,107

Damage protection reserve	11,701	25,089

Base management fees payable	45,154	52,631

Reimbursed administrative expenses	4,569	11,647

Allowance for doubtful accounts	20,582	36,554

Incentive fees	20,988	60,000

Net lease receivables	$33,149	$83,433

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$155,118	$259,132	$534,669	$834,934

Less:

Rental equipment operating expenses	28,767	16,941	82,205	184,557

Base management fees	10,802	19,749	37,194	55,654

Reimbursed administrative expenses	8,451	8,940	27,279	47,453

Incentive fees	20,989	31,903	65,096	96,551

	$86,109	$181,599	$322,895	$450,719

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of September 30, 2001, the Partnership operated 907 twenty-foot, 791 forty-foot and 51 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2001, 37% of the original equipment remained in the Registrant’s fleet, as compared to 45% at December 31, 2000. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2001.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:

Term leases	138	331	12

Master leases	576	294	22

Subtotal	714	625	34

Containers off lease	193	166	17

Total container fleet	907	791	51

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,244	100%	2,396	100%	150	100%

Less disposals	1,337	60%	1,605	67%	99	66%

Remaining fleet at September 30, 2001	907	40%	791	33%	51	34%

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(continued)

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,652	3,582	2,842	3,911

Average utilization	80%	83%	81%	81%

Average per-diem rental rates decreased approximately 14% and 11%, when compared to the same three and nine-month periods in the prior year respectively.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $36,921, as compared to income of $127,378 during the corresponding period of 2000. The decrease was primarily due to a decline in net lease revenue and a $68,049 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers.

Net lease revenue of $86,109 for the three months ended September 30, 2001 was $95,490 lower than the corresponding period of 2000. The decrease was due to a $104,014 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management and incentive fees, as well as reimbursed administrative expenses, were lower by a combined $20,350 when compared to the corresponding period in 2000. The decline in these components of net lease revenue partially offset the increase in rental equipment operating expense and the decline in gross lease revenue. Contributing to the increase in direct operating expenses were increases in the provision for doubtful accounts.

Depreciation expense of $109,817 for the three months ended September 30, 2001, was $68,049 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $82,000 for the three months ended September 30, 2001.

Other general and administrative expenses of $13,213 in the third quarter of 2001, were consistent with the corresponding period of 2000.

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 103 containers during the three-month period ended September 30, 2001, as compared to 225 containers during the same period in 2000. These disposals resulted in a loss of $3,292 for the three-month period ended September 30, 2001, as compared to a loss of $9,789 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001, was $75,770, as compared to $198,190 during the corresponding period of 2000. The decrease was primarily due to a $127,824 decline in net lease revenue.

(continued)

Net lease revenue of $322,895 for the nine-month period ended September 30, 2001 was $127,824, or 28% lower than in the corresponding period of 2000. The decrease was due to a $300,265 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including rental equipment operating expenses, management and incentive fees, and reimbursed administrative expenses, were lower by a combined $172,441 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in storage, repair and maintenance expenses, as well as the provision for doubtful accounts.

Depreciation expense of $199,549 for the nine-month period ended September 30, 2001 was $12,374 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $110,200 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $47,576 during the nine-month period ended September 30, 2001, from $40,606 in the corresponding period of 2000, representing an increase of $6,970.

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 404 containers during the first nine months of 2001, as compared to 573 containers during the first nine months of 2000. These disposals resulted in a loss of $18,503 for the nine-month period ended September 30, 2001, as compared to a gain of $36,216 for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $301,266 and $512,298 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $72,078 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $76,777 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $390,864 and $444,542 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $936,970 during the first nine months of 2001 compared to $846,294 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which decreased due to cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. The Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners in subsequent periods, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

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