Form 10-Q
period 2002-03-31
IEA INCOME FUND VIII
filed 2002-05-13
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [   ].

IEA INCOME FUND VIII,
A California Limited Partnership

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2002

		PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

IEA INCOME FUND VIII,
A California Limited Partnership

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents, includes $282,543 at March 31, 2002 and $313,313 at December 31, 2001 in interest-bearing accounts	$297,798	$328,314
Net lease receivables due from Leasing Company (notes 1 and 2)	32,053	20,480

Total current assets	329,851	348,794

Container rental equipment, at cost	4,138,228	4,487,738
Less accumulated depreciation	(2,938,752)	(3,091,456)

Net container rental equipment	1,199,476	1,396,282

Total assets	$1,529,327	$1,745,076

Partners’ Capital

Partners’ capital (deficit):
General partner	$(161,873)	$(143,243)
Limited partners	1,691,200	1,888,319

Total partners’ capital	$1,529,327	$1,745,076

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$57,454	$131,228
Other operating income (expenses):
Depreciation	(95,707)	(56,790)
Other general and administrative expenses	(12,564)	(20,408)
Net gain (loss) on disposal of equipment	339	(9,438)

	(107,932)	(86,636)

(Loss) income from operations	(50,478)	44,592

Other income:
Interest income	965	5,807

Net (loss) income	$(49,513)	$50,399

Allocation of net (loss) income:
General partner	$(160)	$40,233
Limited partners	(49,353)	10,166

	$(49,513)	$50,399

Limited partners’ per unit share of net (loss) income	$(2.30)	$0.47

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$50,685	$119,036

Cash provided by investing activities:
Proceeds from sale of rental equipment	85,035	131,980

Cash flows used in financing activities:
Distribution to partners	(166,236)	(392,923)

Net decrease in cash and cash equivalents	(30,516)	(141,907)

Cash and cash equivalents at January 1	328,314	598,531

Cash and cash equivalents at March 31	$297,798	$456,624

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2008, unless sooner terminated upon the occurrence of certain events.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $72,800 from January 1 to March 31, 2002.

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

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses payable, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$209,292	$178,969
Less:
Direct operating payables and accrued expenses	92,243	62,996
Damage protection reserve	10,724	11,446
Base management fees payable	43,278	44,096
Reimbursed administrative expenses	1,663	2,467
Allowance for doubtful accounts	14,331	22,485
Incentive fees	15,000	14,999

Net lease receivables	$32,053	$20,480

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2002 and 2001 was as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$118,535	$201,217
Less:
Rental equipment operating expenses	27,160	31,137
Base management fees	8,356	14,045
Reimbursed administrative expenses	7,094	10,085
Incentive fees	18,471	14,722

Net lease revenue	$57,454	$131,228

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2002, the Partnership operated 776 twenty-foot, 678 forty-foot and 45 forty-foot high-cube marine dry cargo containers.

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

General

A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 31% of the original equipment remained in the Registrant’s fleet, as compared to 40% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	416	399	13
Master leases	226	112	20

Subtotal	642	511	33
Containers off lease	134	167	12

Total container fleet	776	678	45

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,244	100%	2,396	100%	150	100%
Less disposals	1,468	65%	1,718	72%	105	70%

Remaining fleet at March 31, 2002	776	35%	678	28%	45	30%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 78% in December 2001 to 79% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 80%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network. Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,325	3,043
Average utilization rates	78%	83%

Average per-diem rental rates for 2002 decreased approximately 20%, when compared to the same three-month period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Income (loss) from operations for the three months ended March 31, 2002 was a loss of $50,478, as compared to income of $44,592 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue and a $38,917 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers.

Net lease revenue of $57,454 for the three months ended March 31, 2002 was $73,774 lower than the corresponding period of 2001. The decrease was due to a $82,682 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management fees, rental equipment operating expense and reimbursed administrative expenses were lower by a combined $12,657 when compared to the corresponding period in 2001. Contributing to the decline in rental equipment operating expenses were decreases in handling and storage costs. The decline in these components of net lease revenue partially offset the increase in incentive fees and the decline in gross lease revenue.

Depreciation expense of $95,707 for the three months ended March 31, 2002, was $38,917 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $72,800 for the three-month period ended March 31, 2002.

Other general and administrative expenses were $12,564 in the first quarter of 2002, a decrease of $7,844 or 38% when compared to the corresponding period of 2001. Contributing to this decline were legal costs, net exchange rate losses and costs related to investor communications.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 126 containers during the three-month period ended March 31, 2002, as compared to 176 containers during the same period in 2001. These disposals resulted in a net gain of $339 for the three-month period ended March 31, 2002, as compared to a net loss of $9,438 for the three-month period ended March 31, 2001. The Registrant believes that the net gain on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $50,685 and $119,036 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $85,035 and $131,980, respectively.

Cash from Financing Activities: Net cash used in financing activities was $166,236 during the first three months of 2002 compared to $392,923 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. The Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners in subsequent periods, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately .7% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

Date: May 10, 2002

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