Form 10-Q
period 2002-06-30
IEA INCOME FUND VIII
filed 2002-08-14
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-17942

IEA INCOME FUND VIII,
A California Limited Partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3046886 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

IEA INCOME FUND VIII,
A California Limited Partnership

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $265,780 at June 30, 2002 and $313,313 at December 31, 2001 in interest-bearing accounts	$294,689	$328,314
Net lease receivables due from Leasing Company (notes 1 and 2)	33,640	20,480

Total current assets	328,329	348,794

Container rental equipment, at cost	3,667,663	4,487,738
Less accumulated depreciation	(2,682,364)	(3,091,456)

Net container rental equipment	985,299	1,396,282

Total assets	$1,313,628	$1,745,076

Partners’ Capital
Partners’ capital (deficit):
General partner	$(180,409)	$(143,243)
Limited partners	1,494,037	1,888,319

Total partners’ capital	$1,313,628	$1,745,076

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$49,396	$105,558	$106,851	$236,788
Other operating expenses:
Depreciation	85,381	32,942	181,088	89,732
Other general and administrative expenses	13,224	13,956	25,789	34,364
Net loss on disposal of equipment	8,669	5,773	8,330	15,211

(Loss) income from operations	(57,878)	52,887	(108,356)	97,481
Other income:
Interest income	859	4,140	1,824	9,946

Net (loss) income	$(57,019)	$57,027	$(106,532)	$107,427

Allocation of net (loss) income:
General partner	$(905)	$28,839	$(1,065)	$69,072
Limited partners	(56,114)	28,188	(105,467)	38,355

	$(57,019)	$57,027	$(106,532)	$107,427

Limited partners’ per unit share of net (loss) income	$(2.61)	$1.31	$(4.91)	$1.78

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$88,625	$211,405
Cash provided by investing activities:
Proceeds from sale of rental equipment	202,666	299,251
Cash flows used in financing activities:
Distribution to partners	(324,916)	(672,502)

Net decrease in cash and cash equivalents	(33,625)	(161,846)
Cash and cash equivalents at January 1	328,314	598,531

Cash and cash equivalents at June 30	$294,689	$436,685

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund VIII, A California Limited Partnership (the “Partnership”), was organized under the laws of the State of California on August 31, 1987 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2002 and 2001.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $44,000 and $116,700 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $28,200 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(Continued)

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(f)	Financial Statement Presentation

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses payable, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$161,148	$178,969
Less:
Direct operating payables and accrued expenses	53,079	62,996
Damage protection reserve	4,017	11,446
Base management fees payable	40,864	44,096
Reimbursed administrative expenses	1,776	2,467
Allowance for doubtful accounts	12,772	22,485
Incentive fees	15,000	14,999

Net lease receivables	$33,640	$20,480

(Continued)

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$95,657	$178,334	$214,192	$379,552
Less:
Rental equipment operating expenses	15,587	22,301	42,746	53,437
Base management fees	6,693	12,347	15,049	26,392
Reimbursed administrative expenses	6,351	8,743	13,445	18,828
Incentive fees	17,630	29,385	36,101	44,107

Net lease revenue	$49,396	$105,558	$106,851	$236,788

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2002, the Partnership operated 679 twenty-foot, 617 forty-foot and 39 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information.

(Continued)

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 28% of the original equipment remained in the Registrant’s fleet, as compared to 40% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	403	382	11
Master leases	191	92	19

Subtotal	594	474	30
Containers off lease	85	143	9

Total container fleet	679	617	39

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,244	100%	2,396	100%	150	100%
Less disposals	1,565	70%	1,779	74%	111	74%

Remaining fleet at June 30, 2002	679	30%	617	26%	39	26%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 78% for December 2001 to 82% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf

(Continued)

of the Registrant, will seek to exploit the current demand for leased containers by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,098	2,820	2,210	2,935
Average utilization	81%	81%	80%	82%

Although utilization levels increased from December 31, 2001 levels, many older containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates, contributed to an overall decline in the Registrant’s per-diem rates. For the three and six-month periods ended June 30, 2002, the Registrant’s per-diem rates declined by approximately 25% and 23%, when compared to the same three and six-month periods in the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Loss from operations for the three months ended June 30, 2002 was $57,878, as compared to income of $52,887 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue and a $52,439 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers, effective June 1, 2001.

Net lease revenue of $49,396 for the three months ended June 30, 2002 was $56,162 lower than the corresponding period of 2001. The decrease was due to a $82,677 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses, were lower by a combined $26,515 when compared to the corresponding period in 2001. The decline in rental equipment operating expenses was attributable to the Registrant’s reduction in fleet size. The decline in these components of net lease revenue partially offset the decline in gross lease revenue.

Depreciation expense of $85,381 for the three months ended June 30, 2002 was $52,439 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $44,000 for the three-month period ended June 30, 2002.

(Continued)

Other general and administrative expenses were $13,224 for the three months ended June 30, 2002, a decrease of $732 when compared to the corresponding period in 2001.

Net loss on disposal of equipment was a result of the Registrant disposing of 164 containers during the three-month period ended June 30, 2002, as compared to 125 containers during the same period in 2001. These disposals resulted in a net loss of $8,669 for the three-month period ended June 30, 2002, as compared to a net loss of $5,773 for the three-month period ended June 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Loss from operations for the six months ended June 30, 2002 was $108,356, as compared to income of $97,481 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue and a $91,356 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers, effective June 1, 2001.

Net lease revenue of $106,851 for the six months ended June 30, 2002 was $129,937 lower than the corresponding period of 2001. The decrease was due to a $165,360 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses were lower by a combined $35,423 when compared to the corresponding period in 2001. The decline in rental equipment operating expenses were attributable to the Registrant’s reduction in fleet size. The decline in these components of net lease revenue partially offset the decline in gross lease revenue.

Depreciation expense of $181,088 for the six months ended June 30, 2002 was $91,356 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $116,700 for the six-month period ended June 30, 2002.

Other general and administrative expenses were $25,789 for the six months ended June 30, 2002, a decrease of $8,575 when compared to the corresponding period in 2001. Contributing to this decline were legal costs, net exchange rate losses and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 290 containers during the six-month period ended June 30, 2002, as compared to 301 containers during the same period in 2001. These disposals resulted in a net loss of $8,330 for the six-month period ended June 30, 2002, as compared to a net loss of $15,211 for the six-month period ended June 30, 2001. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $88,625 and $211,405 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $202,666 and $299,251, respectively.

(Continued)

Cash from Financing Activities: Net cash used in financing activities was $324,916 during the first six months of 2002 compared to $672,502 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. The Registrant may refrain from distributing cash generated from operations and sales proceeds to its partners in subsequent periods, reserving all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately .7% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions and proceeds from container sales to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of October 13, 1987	*
3(b)	Certificate of Limited Partnership of the Registrant	**
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of October 13, 1987	*
3(b)	Certificate of Limited Partnership of the Registrant	**
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)