Form 10-Q
period 2003-06-30
IEA INCOME FUND VIII
filed 2003-08-12
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-17942

IEA INCOME FUND VIII,
A California Limited Partnership
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3046886 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2003

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

IEA INCOME FUND VIII,
A California Limited Partnership

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $300,650 at June 30, 2003 and $217,434 at December 31, 2002 in interest-bearing accounts	$332,850	$260,667
Net lease receivables due from Leasing Company (notes 1 and 2)	—	1,199

Total current assets	332,850	261,866

Container rental equipment, at cost	2,952,379	3,223,536
Less accumulated depreciation	(2,375,853)	(2,499,889)

Net container rental equipment	576,526	723,647

Total assets	$909,376	$985,513

Liabilities and Partners’ Capital
Current liabilities:
Net lease payables due to Leasing Company (notes 1 and 2)	$10,703	$—

Partners’ capital (deficit):
General partner	(197,697)	(207,375)
Limited partners	1,096,370	1,192,888

Total partners’ capital	$898,673	$985,513

Total liabilities and partners’ capital	$909,376	$985,513

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$41,299	$49,396	$83,570	$106,851
Other operating expenses:
Depreciation	38,830	85,381	96,420	181,088
Other general and administrative expenses	10,448	13,224	24,329	25,789
Net (gain) loss on disposal of equipment	(12,123)	8,669	(17,598)	8,330

Income (loss) from operations	4,144	(57,878)	(19,581)	(108,356)
Other income:
Interest income	365	859	747	1,824

Net income (loss)	$4,509	$(57,019)	$(18,834)	$(106,532)

Allocation of net income (loss):
General partner	$12,048	$(905)	$17,234	$(1,065)
Limited partners	(7,539)	(56,114)	(36,068)	(105,467)

	$(4,509)	$(57,019)	$(18,834)	$(106,532)

Limited partners’ per unit share of net loss	$(0.35)	$(2.61)	$(1.68)	$(4.91)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$54,601	$88,625
Cash provided by investing activities:
Proceeds from sale of rental equipment	85,588	202,666
Cash flows used in financing activities:
Distribution to partners	(68,006)	(324,916)

Net increase (decrease) in cash and cash equivalents	72,183	(33,625)
Cash and cash equivalents at January 1	260,667	328,314

Cash and cash equivalents at June 30	$332,850	$294,689

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

          (d)  Container Rental Equipment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)  Net Lease (Payables) Receivables Due (to) from Leasing Company

Net lease (payables) receivables due (to) from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses payable, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease (payables) receivables at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$79,816	$93,599
Less:
Direct operating payables and accrued expenses	40,302	38,617
Damage protection reserve	—	965
Base management fees payable	29,970	36,092
Reimbursed administrative expenses	1,787	1,980
Allowance for doubtful accounts	10,060	10,548
Incentive fees	8,400	4,198

Net lease (payables) receivables	$(10,703)	$1,199

(Continued)

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Financial Statements

(3) Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$70,395	$95,657	$141,984	$214,192
Less:
Rental equipment operating expenses	13,395	15,587	31,914	42,746
Base management fees	2,033	6,693	3,912	15,049
Reimbursed administrative expenses	5,268	6,351	10,830	13,445
Incentive fees	8,400	17,630	11,758	36,101

Net lease revenue	$41,299	$49,396	$83,570	$106,851

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2003, the Partnership operated 534 twenty-foot, 514 forty-foot and 30 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 23% of the original equipment remained in the Registrant’s fleet, as compared to 25% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	370	327	10
Master leases	128	83	14

Subtotal	498	410	24
Containers off lease	36	104	6

Total container fleet	534	514	30

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,244	100%	2,396	100%	150	100%
Less disposals	1,710	76%	1,882	79%	120	80%

Remaining fleet at June 30, 2003	534	24%	514	21%	30	20%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization measured 85% as compared to 84% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container

(Continued)

over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))	1,665	2,098	1,703	2,210
Average utilization	84%	81%	84%	80%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 24%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $41,299 for the three months ended June 30, 2003 was $8,097 lower than the corresponding period of 2002. The decrease was due to a $25,262 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses, were lower by a combined $17,165 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. The decline in rental equipment operating expenses was primarily attributable to the Registrant’s reduction in fleet size.

Depreciation expense of $38,830 for the three months ended June 30, 2003 was $46,551 lower than the same period in 2002, a direct result of the Registrant’s reduction in fleet size.

Other general and administrative expenses were $10,448 for the three months ended June 30, 2003, a decrease of $2,776 when compared to the corresponding period in 2002. Contributing to this decrease were reduced professional fees.

Net gain on disposal of equipment was a result of the Registrant disposing of 51 containers during the three-month period ended June 30, 2003, as compared to 164 containers during the same period in 2002. These disposals resulted in a net gain of $12,123 for the three-month period ended June 30, 2003, as compared to a net loss of $8,669 for the three-month period ended June 30, 2002. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $83,570 for the six months ended June 30, 2003 was $23,281 lower than the corresponding period of 2002. The decrease was due to a $72,208 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses were lower by a combined $48,927 when compared to the corresponding period in 2002. The decline in rental equipment operating expenses were attributable to the Registrant’s reduction in fleet size. The decline in these components of net lease revenue partially offset the decline in gross lease revenue.

Depreciation expense of $96,420 for the six months ended June 30, 2003 was $84,668 lower than the same period in 2002, a direct result of the Registrant’s reduction in fleet size.

Other general and administrative expenses were $24,329 for the six months ended June 30, 2003, a decrease of $1,460 when compared to the corresponding period in 2002.

Net loss on disposal of equipment was a result of the Registrant disposing of 98 containers during the six-month period ended June 30, 2003, as compared to 290 containers during the same period in 2002. These disposals resulted in a net gain of $17,598 for the six-month period ended June 30, 2003, as compared to a net loss of $8,330 for the six-month period ended June 30, 2002. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $54,601 and $88,625 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $85,588 and $202,666, respectively.

(Continued)

Cash from Financing Activities: Net cash used in financing activities was $68,006 during the first six months of 2003 compared to $324,916 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Effective October 1, 2002, the Registrant suspended distributions of cash generated from operations in an effort to reserve all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution. The Registrant may also refrain from distributing cash generated from sales proceeds to its partners in subsequent periods.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of October 13, 1987	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ***

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of October 13, 1987	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.