Form 10-Q
period 2004-06-30
IEA INCOME FUND VIII
filed 2004-08-12
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

IEA INCOME FUND VIII,
A California Limited Partnership

     Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $236,994 at June 30, 2004 and $261,416 at December 31, 2003 in interest-bearing accounts	$267,030	$293,068
Net lease receivables due from Leasing Company (notes 1 and 2)	22,725	7,046

Total current assets	289,755	300,114

Container rental equipment, at cost	2,355,423	2,645,655
Less accumulated depreciation	(1,929,732)	(2,152,409)

Net container rental equipment	425,691	493,246

Total assets	$715,446	$793,360

Partners’ Capital
Partners’ capital (deficit):
General partner	(152,765)	$(185,339)
Limited partners	868,211	978,699

Total partners’ capital	$715,446	$793,360

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$42,242	$41,299	$78,245	$83,570
Other operating income (expenses):
Depreciation	(13,422)	(38,830)	(27,624)	(96,420)
Other general and administrative expenses	(13,030)	(10,448)	(26,671)	(24,329)
Net gain on disposal of equipment	15,522	12,123	33,829	17,598

Income (loss) from operations	31,312	4,144	57,779	(19,581)
Other income:
Interest income	154	365	320	747

Net income (loss)	$31,466	$4,509	$58,099	$(18,834)

Allocation of net income (loss):
General partner	$21,055	$12,048	$47,688	$17,234
Limited partners	10,411	(7,539)	10,411	(36,068)

	$31,466	$4,509	$58,099	$(18,834)

Limited partners’ per unit share of net income (loss)	$0.48	$(0.35)	$0.48	$(1.68)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$40,412	$54,601
Cash provided by investing activities:
Proceeds from sale of rental equipment	69,563	85,588
Cash flows used in financing activities:
Distribution to general partners	(15,113)	(7,556)
Distribution to limited partners	(120,900)	(60,450)

	(136,013)	(68,006)

Net (decrease) increase in cash and cash equivalents	(26,038)	72,183
Cash and cash equivalents at the beginning of the period	293,068	260,667

Cash and cash equivalents at the end of the period	$267,030	$332,850

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. Although the Partnership’s fleet size has been reduced to approximately 18% of its original fleet size, CCC has made the decision to continue the Partnership’s leasing operations and to capitalize on the current, favorable market conditions. Within the next twenty-four months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses payable, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$79,859	$75,139
Less:
Direct operating payables and accrued expenses	37,596	45,139
Base management fees payable	2,072	2,095
Reimbursed administrative expenses	1,500	1,566
Allowance for doubtful accounts	10,090	10,058
Incentive fees	5,876	9,235

Net lease receivables	$22,725	$7,046

(Continued)

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$63,394	$70,395	$126,720	$141,984
Less:
Rental equipment operating expenses	9,507	13,395	18,763	31,914
Base management fees	4,357	2,033	8,814	3,912
Reimbursed administrative expenses	4,534	5,268	9,144	10,830
Incentive fees	2,754	8,400	11,754	11,758

Net lease revenue	$42,242	$41,299	$78,245	$83,570

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 444 twenty-foot, 396 forty-foot and 23 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 18% of the original equipment remained in the Registrant’s fleet, as compared to 20% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Term leases	318	294	7
Master leases	115	89	14

Subtotal	433	383	21
Containers off lease	11	13	2

Total container fleet	444	396	23

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	2,244	100%	2,396	100%	150	100%
Less disposals	1,800	80%	2,000	83%	127	85%

Remaining fleet at June 30, 2004	444	20%	396	17%	23	15%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 97% at June 30, 2004, compared to 92% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

(Continued)

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 82% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 increased approximately 1% in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,354	1,665	1,386	1,703
Average utilization	94%	84%	93%	84%

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

(Continued)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $42,242 for the three months ended June 30, 2004 was $943 higher than the corresponding period of 2003. The increase was due to a $3,888 decline in rental operating expenses, as well as a combined $4,056 decline in management and related fees. These decreases were partially offset by a $7,001 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003, a result of Registrant’s smaller fleet size, partially offset by an increase in utilization rates. The decline in rental equipment operating expenses, which includes storage expenses, was primarily attributable to the Registrant’s reduction in fleet size and favorable utilization levels.

Depreciation expense of $13,422 for the three months ended June 30, 2004 was $25,408 lower than the same period in 2003, a direct result of the Registrant’s aging and declining fleet size.

Other general and administrative expenses were $13,030 for the three months ended June 30, 2004, an increase of $2,582, or 24%, when compared to the corresponding period in 2003, primarily due to an increase in investor communication expenses.

Net gain on disposal of equipment was a result of the Registrant disposing of 68 containers during the three-month period ended June 30, 2004, as compared to 51 containers during the same period in 2003. These disposals resulted in a net gain of $15,522 for the three-month period ended June 30, 2004, as compared to $12,123 for the three-month period ended June 30, 2003. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when dispose. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $78,245 for the six months ended June 30, 2004 was $5,325 lower than the corresponding period of 2003. The decrease was due to a $15,264 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher utilization rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses were lower by a combined $9,939 when compared to the corresponding period in 2003. The decline in rental equipment operating expenses were attributable to the Registrant’s reduction in fleet size and favorable utilization levels. The decline in these components of net lease revenue partially offset the decline in gross lease revenue.

Depreciation expense of $27,624 for the six months ended June 30, 2004 was $68,796 lower than the same period in 2003, a direct result of the Registrant’s aging and declining fleet size.

Other general and administrative expenses were $26,671 for the six months ended June 30, 2004, an increase of $2,343, or 10%, when compared to the corresponding period in 2003, primarily due to an increase in investor communication expenses.

Net gain on disposal of equipment was a result of the Registrant disposing of 101 containers during the six-month period ended June 30, 2004, as compared to 98 containers during the same period in 2003. These disposals resulted in a net gain of $33,829 for the six-month period ended June 30, 2004, as compared to $17,598 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net gain on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when dispose. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $40,412 and $54,601 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $69,563 and $85,588, respectively.

Cash from Financing Activities: Net cash used in financing activities was $136,013 during the first six months of 2004 compared to $68,006 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Effective July 1, 2003, the Registrant resumed distributions of cash generated from operations. The distributions had been suspended as of October 1, 2002, in an effort to reserve all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution. The Registrant may also refrain from distributing cash generated from sales proceeds to its partners in subsequent periods.

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

Critical Accounting Policies

The Registrant’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Registrant has identified three policies as being significant because they require the Registrant to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:

•	Container equipment — depreciable lives

•	Container equipment — valuation

•	Allowance for doubtful accounts

The Registrant, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

Inflation

The Registrant believes inflation has not had a material adverse effect on the results of its operations.

(Continued)

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

No reports on Form 8-K were filed by the Registrant during the three-month period ended June 30, 2004.

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

Date: August 12, 2004

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