Form 10-Q
period 2004-09-30
IEA INCOME FUND VIII
filed 2004-11-12
CIK 821097

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐. No ☒.

IEA INCOME FUND VIII,
A California Limited Partnership

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $247,524 at September 30, 2004 and $261,416 at December 31, 2003 in interest-bearing accounts	$269,454	$293,068
Net lease receivables due from Leasing Company (notes 1 and 2)	2,537	7,046

Total current assets	271,991	300,114

Container rental equipment, at cost	2,262,235	2,645,655
Less accumulated depreciation	(1,861,267)	(2,152,409)

Net container rental equipment	400,968	493,246

Total assets	$672,959	$793,360

Partners’ Capital
Partners’ capital (deficit):
General partner	$(143,270)	$(185,339)
Limited partners	816,229	978,699

Total partners’ capital	$672,959	$793,360

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$38,428	$35,183	$116,673	$118,753
Other operating income (expenses):
Depreciation	(12,201)	(18,402)	(39,825)	(114,822)
Other general and administrative expenses	(11,179)	(12,571)	(37,852)	(36,901)
Net gain on disposal of equipment	10,089	15,423	43,919	33,021

Income from operations	25,137	19,633	82,915	51
Other income:
Interest income	382	235	703	983

Net income	$25,519	$19,868	$83,618	$1,034

Allocation of net income:
General partner	$17,051	$15,468	$64,738	$32,702
Limited partners	8,468	4,400	18,880	(31,668)

	$25,519	$19,868	$83,618	$1,034

Limited partners’ per unit share of net income (loss)	$0.39	$.20	$0.88	$(1.47)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND VIII,
A California Limited Partnership

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Net cash provided by operating activities	$73,115	$76,147
Cash provided by investing activities:
Proceeds from sale of rental equipment	107,290	121,377
Cash flows used in financing activities:
Distribution to general partners	(22,669)	(16,792)
Distribution to limited partners	(181,350)	(134,333)

	(204,019)	(151,125)

Net (decrease) increase in cash and cash equivalents	(23,614)	46,399
Cash and cash equivalents at the beginning of the period	293,068	260,667

Cash and cash equivalents at the end of the period	$269,454	$307,066

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. Although the Partnership’s fleet size has been reduced to approximately 17% of its original fleet size, CCC has made the decision to continue the Partnership’s leasing operations and to capitalize on the current, favorable market conditions. Within the next twenty-four months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership.

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

(d) Container Rental Equipment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2004 and 2003.

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

(2) Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, reimbursed administrative expenses payable, and incentive fees payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Gross lease receivables	$70,822	$75,139
Less:
Direct operating payables and accrued expenses	46,167	45,139
Base management fees payable	2,282	2,095
Reimbursed administrative expenses	1,428	1,566
Allowance for doubtful accounts	10,012	10,058
Incentive fees	8,396	9,235

Net lease receivables	$2,537	$7,046

(Continued)

IEA INCOME FUND VIII,
A California Limited Partnership

Notes to Unaudited Condensed Financial Statements

(3) Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management and incentive fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$62,392	$66,191	$189,113	$208,176
Less:
Rental equipment operating expenses	5,178	13,170	23,942	45,085
Base management fees	4,420	3,336	13,234	7,248
Reimbursed administrative expenses	4,290	4,667	13,434	15,497
Incentive fees	10,076	9,835	21,830	21,593

Net lease revenue	$38,428	$35,183	$116,673	$118,753

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of September 30, 2004, the Partnership operated 429 twenty-foot, 379 forty-foot and 21 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2004, 17% of the original equipment remained in the Registrant’s fleet, as compared to 20% at December 31, 2003. CCC has made the decision to continue the Partnership’s leasing operations and to capitalize on the current, favorable market conditions. Within the next twenty-four months, the Partnership is expected to enter the final phase of its liquidation and wind-up stage of operations by disposing of its remaining fleet and focusing on the collection of its lease receivables, a component of net lease receivables. The Partnership will thereafter undertake a final distribution to its partners, then cancel the Certificate of Limited Partnership, thus terminating and dissolving the Partnership. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Term leases	312	320	6
Master leases	110	47	15

Subtotal	422	367	21
Containers off lease	7	12	—

Total container fleet	429	379	21

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	2,244	100%	2,396	100%	150	100%
Less disposals	1,815	81%	2,017	84%	129	86%

Remaining fleet at September 30, 2004	429	19%	379	16%	21	14%

The general increase in trade volumes that emerged during the nine-month period ending September 30, 2004, contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 98% at September 30, 2004, compared to 92% at December 31, 2003.

The nine-month period ending September 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. These increases in trade volumes placed additional burdens on the world’s ports and railroads, contributing to congestion and additional demand in some locations.

(Continued)

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to as high as $2,000 during the middle of 2004, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current level of demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future, and potentially may contribute to further price increases. The major container manufacturers report full order books through the first calendar quarter of 2005.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at September 30, 2004 decreased approximately 83% in comparison to September 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per-diem rates for older containers experienced modest increases, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. Slight increases in the per-diem rates for older containers may be expected over the next 12 months. The Registrant’s average dry cargo container per-diem rate for the three and nine-month periods ended September 30, 2004 increased approximately 3% and 1%, respectively, in comparison to the same periods in the prior year.

Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising oil prices, combined with the increase in charter rates for ships, steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during the last 12 months, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, most regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in some routes in an attempt to reduce rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Industry analysts are expressing concern that the current program of new ship building may create over capacity within the shipping industry once the new container ships are delivered. Any over capacity could result in a reduction in profitability for shipping lines which in turn could have adverse implications for container lessors.

Lastly, wide-ranging concerns remain regarding the world’s major economies, including the price of oil and its impact on economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,254	1,572	1,343	1,658
Average utilization	98%	87%	95%	85%

(Continued)

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net lease revenue of $38,428 for the three months ended September 30, 2004 was $3,245 higher than the corresponding period of 2003. The increase was due to a $7,992 decline in rental operating expenses, partially offset by a combined $948 increase in management and related fees, as well as a $3,799 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. The decline in gross rental revenue was a result of Registrant’s smaller fleet size, partially offset by an increase in utilization rates. The decline in rental equipment operating expenses, which includes storage expenses, was primarily attributable to the Registrant’s reduction in fleet size and favorable utilization levels.

Depreciation expense of $12,201 for the three months ended September 30, 2004 was $6,201 lower than the same period in 2003, a direct result of the Registrant’s aging and declining fleet size.

Other general and administrative expenses were $11,179 for the three months ended September 30, 2004, a decrease of $1,392, or 11%, when compared to the corresponding period in 2003, primarily due to a decrease in costs related to investor communications.

Net gain on disposal of equipment was a result of the Registrant disposing of 34 containers during the three-month period ended September 30, 2004, as compared to 62 containers during the same period in 2003. These disposals resulted in a net gain of $10,089 for the three-month period ended September 30, 2004, as compared to $15,423 for the three-month period ended September 30, 2003. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when dispose. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net lease revenue of $116,673 for the nine months ended September 30, 2004 was $2,080 lower than the corresponding period of 2003. The decrease was due to a $19,063 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher utilization rates. Other components of net lease revenue, including management and incentive fees, rental equipment operating expense and reimbursed administrative expenses were lower by a combined $16,983 when compared to the corresponding period in 2003. The decline in rental equipment operating expenses were attributable to the Registrant’s reduction in fleet size and favorable utilization levels, including a $15,308 reduction in storage costs. The decline in these components of net lease revenue partially offset the decline in gross lease revenue.

Depreciation expense of $39,825 for the nine months ended September 30, 2004 was $74,997 lower than the same period in 2003, a direct result of the Registrant’s aging and declining fleet size.

Other general and administrative expenses were $37,852 for the nine months ended September 30, 2004, an increase of $951, or 3%, which did not materially differ from the same period of the prior year.

(Continued)

Net gain on disposal of equipment was a result of the Registrant disposing of 135 containers during the nine-month period ended September 30, 2004, as compared to 160 containers during the same period in 2003. These disposals resulted in a net gain of $43,919 for the nine-month period ended September 30, 2004, as compared to $33,021 for the nine-month period ended September 30, 2003. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when dispose. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $73,115 and $76,147 during the first nine months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $107,290 and $121,377, respectively.

Cash from Financing Activities: Net cash used in financing activities was $204,019 during the first nine months of 2004 compared to $151,125 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. Effective July 1, 2003, the Registrant resumed distributions of cash generated from operations. The distributions had been suspended as of October 1, 2002, in an effort to reserve all excess cash as part of its working capital in order to maintain sufficient cash reserves for expenses related to its final liquidation and subsequent dissolution. The Registrant may also refrain from distributing cash generated from sales proceeds to its partners in subsequent periods.

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

The Registrant has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
***

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2004.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: November 12, 2004

EXHIBIT INDEX

Exhibit
No..	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of October 13, 1987	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

Filed with this document
32	Section 1350 Certification	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated October 13, 1987, included as part of Registration Statement on Form S-1 (No. 33-16984)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-16984)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.